Form 10QSB
period 1996-06-30
HOME BUILDING BANCORP INC
filed 1996-08-14
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996 or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to________________________

Commission File Number: 0-24896

Home Building Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana
(State or other jurisdiction of incorporation or organization)

35-1935840
(I.R.S. Employer identification No.)

200 East VanTrees Street, Washington, Indiana	  47501
(Address of principal executive offices)	(Zip Code)

(812) 254-2641
(Registrant's telephone number, including area code)

	N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for
the past 90 days.   {X}Yes      {  } No

As of August 14, 1996, there were 331,660 shares of the Registrant's common stock issued and outstanding. Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

	Common Stock	331,660 Shares of common stock
		issued and outstanding

HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information	Page

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at September 30, 1995 	1
	and June 30, 1996

	Consolidated Statements of Income for the three and nine months
	ended June 30, 1995 and 1996		2

	Consolidated Statements of Changes in Stockholders' Equity for the
	nine months ended June 30, 1995 and 1996	 	3

	Consolidated Statements of Cash Flows for the nine months ended
	June 30, 1995 and 1996		4

	Notes to Consolidated Financial Statements		6

	Item 2.  Management's Discussion and Analysis of Financial Condition 	8
	and results of Operations


Part II. Other Information		14

	Item 1.  Legal Proceedings

	Item 2.  Changes in Securities

	Item 3.  Defaults Upon Senior Securities

	Item 4.  Submission of Matters to a Vote of Security Holders

	Item 5.  Other Information

	Item 6.  Exhibits and Reports on Form 8-K



Exhibit Index			16

HOME BUILDING BANCORP, INC.







WASHINGTON, INDIANA







CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



















(Unaudited)





Sept. 30,

June 30,
June 30,



1995
1995

1996
1996

ASSETS



 <C<




Cash and equivalents

$
3,338,677

$
5,538,843

Certificates of deposit with other banks


1,880,000


1,482,871

Loans, net


28,881,714


27,694,240

Investments available for sale at fair value


2,003,527


2,383,181

Investments held to maturity at cost


499,625


               -

Mortgage-backed securities available for sale at fair value


1,236,325


4,428,598

Mortgage-backed securities held to maturity at cost


2,795,027


504,360

Office property and equipment, net


809,054


788,260

Accrued interest receivable


154,315


156,301

Other assets


71,246


158,335

      Total Assets

$
41,669,510

$
43,134,989

















LIABILITIES AND STOCKHOLDERS' EQUITY







Passbook savings

$
5,427,599

$
6,717,151

Demand and NOW accounts


5,808,346


4,895,105

Certificates of deposit


20,033,498


21,103,091

    Total Deposits


31,269,443


32,715,347









Advances from Federal Home Loan Bank


2,930,153


3,930,153

Repurchase agreements


1,138,245


360,821

Advances from borrowers


33,218


21,425

Other liabilities


222,739


92,451

      Total Liabilities


35,593,798


37,120,197









Stockholders' Equity







    Common stock, $.01 par value, 1 million shares authorized,







      322,000 issues and outstanding at September 30, 1996 and







      331,660 issued and outstanding at June 30, 1996


3,220


3,317

    Additional paid in capital


2,855,642


3,014,935

    Retained earnings


3,451,949


3,402,330

    Unrealized (loss) on available for sale securities







      net of deferred tax


(3,259)


(14,560)

    Unearned compensation-ESOP


(231,840)


(231,840)

    Unearned compensation-RRP


               -


(159,390)

      Total Equity


6,075,712


6,014,792

      Total Liabilities and Equity

$
41,669,510

$
43,134,989
















See notes to consolidated financial statements.















- - - - -1-

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended	Nine months ended
	             June 30,        	         June 30,
	(Unaudited)	(Unaudited)
	1995	1996	1995	1996
INTEREST INCOME












     Loans receivable
$
608,575

$
588,824

$
1,814,939

$
1,818,722

     Investments

34,224


39,695


133,270


117,191

     Mortgage-backed  securities

43,562


94,468


133,485


252,745

     Deposits with other banks

70,647


72,227


207,705


206,992

          Total interest income

757,008


795,214


2,289,399


2,395,650














INTEREST EXPENSE












     Interest on savings accounts

339,757


387,285


1,064,169


1,126,142

     Interest on borrowed money

52,434


63,523


126,226


183,498

          Total interest expense

392,191


450,808


1,190,395


1,309,640

          Net interest income

364,817


344,406


1,099,004


1,086,010

     Provision for loan losses

            -


            -


            -


356,500

          Net interest income after provision












               for loan losses

364,817


344,406


1,099,004


729,510














NONINTEREST INCOME












     Gain on sale of assets

6,291


1,106


6,598


5,931

     Customer service fees

33,519


54,284


88,018


119,183

          Total noninterest income

39,810


55,390


94,616


125,114














NONINTEREST EXPENSE












     General and administrative












          Compensation and benefits

119,763


105,057


347,627


393,107

          Occupancy and equipment

32,767


36,647


101,083


107,372

          Deposit insurance premium

14,173


19,006


55,890


56,744

          Computer expense

11,635


14,281


38,359


42,077

          Service fees-NOW

11,687


9,508


34,318


33,055

          Advertising expense

14,539


11,191


38,249


35,226

          Professional fees

21,905


19,622


29,705


46,664

          Other

18,797


54,821


72,998


112,636

          Total noninterest expense

245,266


270,133


718,229


826,881














INCOME BEFORE INCOME TAX

159,361


129,663


475,391


27,743

Income tax expense

60,634


47,712


176,604


4,912

NET INCOME
$
98,727

$
81,951

$
298,787

$
22,831




















































See notes to consolidated financial statements.

























- - - - -2-

HOME BUILDING BANCORP, INC.








WASHINGTON, INDIANA








CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY



















Nine months ended








June 30,








(Unaudited)


(Unaudited)





1995


1996









Common stock, $.01 par value, 1 million shares








     Beginning of the period








       authorized, 322,000 issued and outstanding

$
3,220

$
3,220


     Issuance of 9,660 shares under the Recognition








       and Retention Plan(RRP)





97


     End of the period


3,220


3,317











Additional paid in capital








     Beginning of the period


2,855,642


2,855,642


     Issuance of 9,660 shares under the Recognition








       and Retention Plan(RRP)





159,293


     End of the period


2,855,642


3,014,935











Retained earnings:








     Beginning of the period


3,026,838


3,451,949


     Net income


298,787


22,831


     Dividends declared, $0.075








        per share





(72,450)


       End of the period


3,325,625


3,402,330











Unrealized gain (loss) on securities available








  for sale net of deferred tax:








     Beginning of the period


               -


(3,259)


     Effect of change in accounting principal,








       implementation of FASB No. 115


(35,000)





     Change in unrealized gain or loss


27,127


(11,301)


       End of the period


(7,873)


(14,560)











Unearned compensation-ESOP


(257,600)


(231,840)


Unearned compensation-RRP





(159,390)











Total equity

$
5,919,014

$
6,014,792















































See notes to consolidated financial statements.

- - - - -3-

HOME BUILDING BANCORP, INC.







WASHINGTON, INDIANA







CONSOLIDATED STATEMENTS OF CASH FLOWS
















Nine months ended







June 30,








(Unaudited)


(Unaudited)



1995
1995

1996
1996






NET INCOME (LOSS)

$
298,787

$
22,831

Adjustments to reconcile net income to net cash







     (used by) provided by operating activities:







          Depreciation


28,920


28,773

          (Increase) decrease in other assets


55,576


(94,648)

          (Increase) decrease in interest receivable


(41,327)


(1,986)

          (Decrease) increase in other liabilities


104,931


(136,611)

          (Decrease) increase in advances


(28,052)


(11,793)

          Provision for loan loss


               -


356,500

          (Gain) loss on sale of assets


(6,291)


(5,931)

Cash provided by operating activities


412,544


157,135









CASH FLOWS FROM INVESTING ACTIVITIES







     Investments in certificates of deposit in other







          financial institutions, net (increase) decrease


(884,947)


397,129

     Maturities of mortgage-backed securities H-T-M


300,512


144,573

     Purchase of mortgage-backed securities A-F-S


               -


(1,576,253)

     Maturities of mortgage-back securities A-F-S


               -


513,181

     Maturities of investments H-T-M


312,166


               -

     Maturities of investments A-F-S


               -


618,920

     Purchase of investment securities


(1,003,078)


(500,000)

     Net (increase) decrease in loans


698,316


810,974

     Sale of foreclosed collateral


6,291


38,477

Cash provided (used) by investing activities


(570,740)


447,001









CASH FLOWS FROM FINANCING ACTIVITIES







     Net increase (decrease) in demand deposits,







          NOW accounts, savings accounts and certificates of deposit


(559,563)


1,445,904

     Proceeds from issuance of advances


               -


1,000,000

     Decrease in repurchase agreements


               -


(777,424)

     Payment of dividends


               -


(72,450)

Cash provided (used) by financing activities


(559,563)


1,596,030









          Net increase (decrease) in cash and cash equivalents


(717,759)


2,200,166









Cash and cash equivalents at beginning of period


4,244,635


3,338,677









Cash and cash equivalents at end of period

$
3,526,876

$
5,538,843








See notes to consolidated financial statements.















- - - - -4-







HOME BUILDING BANCORP, INC.







WASHINGTON, INDIANA







CONSOLIDATED STATEMENTS OF CASH FLOWS
















Nine months ended







June 30,








(Unaudited)


(Unaudited)



1995
1995

1996
1996






Cash paid for:







     Interest

$
1,090,464

$
1,307,339









     Income taxes

$
110,753

$
66,614

















Non-cash investing and financing activities:















Aggregate investments at market transfered







  from held-to-maturity and reclassified as







  available-for-sale

$
               -

$
2,645,719

















Deposits transferred to stock and paid-in capital







    in connection with stock conversion, net of

$
2,601,262

$
               -

    expenses totaling $361,138



































































































See notes to consolidated financial statements.

- - - - -5-

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
June 30, 1995 and 1996


Note 1:  Basis of Presentation

The unaudited information for the three and nine months ended June 30, 1996, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home Building Savings Bank, FSB
(the "Bank"). In the opinion of management of the Company and the Bank, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Bank's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. for the fiscal year ended
September 30, 1995. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Home Building Bancorp, Inc. Home Building Savings Bank, FSB, and the Bank's subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.


Note 3:  Stock Conversion

On February 7, 1995, Home Building Bancorp, Inc. began trading as a public company on the Nasdaq SmallCap Market. The Company issued 322,000 shares,
 $.01 par value common stock, for proceeds of $2,858,862, net expenses of approximately $361,000. The Bank converted to a federal stock savings bank following the formation of the holding company and received proceeds of $1,432,853 in exchange for all its common stock. This transaction was accounted for using the pooling of interests method.

Concurrent with the conversion the board of directors approved the adoption of the Home Building Bancorp, Inc. Employees Stock Ownership Plan (the "ESOP"). The ESOP is intended to qualify under Sections 401 (a) and 501 (a) of the Internal Revenue Code. Eligibility is based on hours of service, date of hire, and age. Contributions to the ESOP are determined by the board of directors, in the form of cash or the Company's common stock. No employee contributions are accepted. Contributions are allocated based on the ratio of the participant's compensation to total compensation of all participants. Participant's account balances are fully vested after five years of service.





- - - - -6-

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
June 30, 1995 and 1996
(Concluded)


Note 4:  Recognition and Retention Plan

The Company has established a Recognition and Retention Plan ("RRP") equal to 4% (12,880 shares) of the original stock offering for the benefit of directors, officers and employees of the Company and the Bank. To fund the current awards for the Plan, the Company has issued an additional 9,660 shares of common stock. The awards will vest over a period of five years subject to the "continuous service" (as defined in the Plan) of the director, officer or employee and provisions of the Plan and agreements enter into thereunder.

Note 5:  Earnings Per Common Share

Net income of $0.27 per common share for the three month period and $0.08 for the nine month period ended June 30, 1996, were computed by dividing the net income for the periods by the weighted average number of shares of common stock outstanding, less Employee Stock Ownership Plan and Recognition and Retention Plan shares not committed to be released. The weighted average number of shares outstanding for both periods was 299,007.


Note 6:  Loan Loss Provision

The allowance for loan losses decreased $381,000 to $53,000 for the three month period ended June 30, 1996. This decrease was due to loan losses recognized by the Bank. A provision of $357,000 had been made during the previous quarter in anticipation of certain losses. On March 26, 1996, the Bank was advised that a commercial borrower had filed for Chapter 7 bankruptcy protection. At such date, the Bank had loans receivable from the commercial borrower totaling $512,000 secured by automobiles. Activity in the allowance for loan losses is as follows:

	                 June 30,
	1995	1996

	Beginning	$   77,000	$   77,000

	Provision	-  	356,500
	Chargeoffs	-  	383,000
	Recoveries	        -  	    2,600

	Ending	$   77,000	$   53,100




- - - - -7-

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

General

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity that is permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at June 30, 1996, and had no significant assets other than its equity investment in the Bank's stock, cash, investment securities, and a loan to the Bank's ESOP.

Established in 1908, Home Building Savings Bank, FSB is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to four-family residential mortgages, automobile and consumer loans, and to a lesser extent commercial, multifamily, and construction real estate loans. The Bank also invests in U.S. government and agency obligations and may invest in other permissible investments.

The Company's results of operations are primarily dependent upon its net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest earning assets and interest bearing liabilities and the interest rates earned or paid on such amounts. The Company's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges and net income from the Bank's wholly owned service corporation subsidiary.
Noninterest expense includes salaries and employee benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other operating expenses. The operating results of the Company are also affected by general economic conditions, the monetary and fiscal policies of federal agencies, and the policies of agencies that regulate financial institutions. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the rates of interest at which loans are offered, general economic conditions affecting loan demand, and the availability of funds for lending activities.

Financial Condition

For the nine months ended June 30, 1996 total assets increased $1.4 million to $43.1 million from $41.7 million at September 30, 1995. The increase is reflected primarily in cash and cash equivalents which increased $2.2 million and mortgage-backed securities which increased by $902,000. Loans receivable decreased $1.2 million or 4.1%, to $27.7 million in part due to  he chargeoff of  the  loan  losses  described  below.  The Company had $6.8 million of its
- - - - -8-

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

Financial Condition (continued)

investment portfolio in available for sale as of June 30, 1996. The increase in assets was funded by the increase in certificates of deposit, passbook savings accounts, and advances from the Federal Home Loan Bank ("FHLB").

Passbook savings accounts and certificates of deposits increased by $2.4 million, while demand and NOW accounts decreased by $913,000. The Company has maintained deposit interest rates which are competitive for its marketplace and was successful during the period at retaining and increasing deposits as
well as maintaining its cost of funds.   The Company borrowed an additional
$1.0 million from the FHLB, increasing total advances from the FHLB to $3.9 million. Repurchase agreements decreased from $1.1 million to $361,000, as the Company replaced these borrowings with certificates of deposits.

Results of Operations:
Comparison of the three and nine months ended June 30, 1996 and 1995.

General. The Company experienced net income of $82,000 for the quarter and net income of $23,000 for the nine months ended June 30, 1996, respectively, compared to net income of $99,000 and $299,000 for the same periods in 1995. The decrease in net income for the nine months was primarily the result of the provision for loan losses taken by the Company in connection with the bankruptcy of a commercial borrower. The decrease for the three months was caused by a $20,000 decrease in net interest income partially offset by a $15,000 increase in noninterest income and a $25,000 increase in noninterest expense.

Interest Income. Total interest income increased by $38,000 or 5.0%, to $795,000 for the three months ended June 30, 1996 compared to the same period last year. Interest income earned by the Company's loan portfolio decreased $20,000 for the three months ended June 30, 1996 compared to a year ago. This decrease was the result of a shift in the Company's loan portfolio from loans, which decreased from nine months ago, to mortgage-backed securities and other investments. Interest income from mortgage-backed securities, deposits, and other investments increased $58,000 for the most recent quarter, to
$206,000, compared to $148,000 the same period a year ago.  The increase was primarily due to an increase in these investments of approximately $2.0 million from $4.7 million at June 30, 1995, to $6.7 million at June 30, 1996.

Interest Expense. Total interest expense increased $59,000, or 15.0%, to $451,000 for the three months ended June 30, 1996 compared to $392,000 for the same period last year. The increase was due to interest paid on additional FHLB advances and a larger base of deposits. The average cost of savings has remained relatively constant with the average rate at June 30, 1996 being 4.58%, compared to 4.52% at September 30, 1995. The overall cost of funds, including FHLB advances and repurchases was 4.67% at June 30, 1996 compared to 4.68% at September 30, 1995.
- - - - -9-

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

Net Interest Income. Net interest income before provision for loan losses decreased $20,000, or 5.6%, to $344,000 for the quarter ended June 30, 1996 compared to the same quarter a year ago. For the nine month period net interest income before provision for loan losses decreased $13,000, or 1.2% to $1,086,000 from $1,099,000 for the same period last year. As of June 30, 1996, the percentage of average interest earning assets to average interest bearing liabilities was 114%.

Demand for mortgage loans has increased during the most recent quarter, but has not kept pace with repayments over the past nine month period. Short term interest rates, from which the Company determines the rates it offers deposit customers, increased only slightly during the quarter, allowing the Company to keep deposit rates steady. Significant increases in short term interest rates would adversely affect the Company s interest rate spread and thus interest income. The Company s liabilities are generally shorter in term and subject to repricing more frequently than assets. In an effort to manage its interest rate risk, the Company continues to stress consumer and installment lending, shorter-term (15 year and under) fixed rate mortgage loans, and adjustable mortgages.

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the Company s loans and the adequacy of its allowance for loan losses. During the three month period ended June 30, 1996, no provision was taken against earnings to increase the allowance for loan losses. For the nine month period $356,500 had been added to the reserve in connection with the bankruptcy of a major commercial borrower.

The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the risk inherent in the Company's loan portfolio, its current level of reserves, the economy, real estate values, and interest rates. The Company has had an extremely low level of loan losses during its history, and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may also require additional reserves as a result of their examinations of the Company. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of June 30, 1996, the Bank s allowance for loan losses was $53,000 compared to $434,000 the previous quarter and a reserve one year ago of $77,000. The decrease in the allowance was the result of a $381,000 charge-off against the loans of the commercial borrower described above. As of June 30, 1996, the Bank s non-performing assets were $278,000, or 0.64% of total assets, compared with $114,000, or 0.27% of total assets as of September 30, 1995. The increase in nonperforming assets included $111,000 of autos repossessed in connection with the bankruptcy of a commercial borrower. The allowance for loan losses was $53,000 as of June 30, 1996, which represents 31.7% of nonperforming loans or 19.6% of nonperforming assets (including $111,000 of nonperforming autos) and 0.19% of total loans.
- - - - -10-

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)


Noninterest Income. Noninterest income increased $15,000 or 39.1%, to $55,000 in the most recent quarter compared to $40,000 during the same quarter in 1995. For the nine months ended June 30, 1996 noninterest income was $125,000, an increase of $30,000 or 32%, compared to the same period a year earlier. The increase was largely due to a non-recurring gain from the sale of assets by the Bank s data processor.

Noninterest Expense. Total noninterest expense increased $24,000 or 9.8%, to $270,000 for the latest quarter compared to $246,000 the same quarter a year ago. Noninterest expense increased $109,000 or 15.1% to $826,000 for the nine month period ended June 30, 1996 compared to the same period one year ago. The increase was primarily the result of higher compensation and benefit expense, due to higher medical insurance expense and the addition of one new full time employee, and higher professional fees associated with doing business as a public company.

Income Tax Expense. Income tax expense decreased to $5,000 for the most recent nine months compared to $177,000 for the same period in 1995. The reduced expense is the result of the lower income for the nine months.

Liquidity and Capital Requirements The Company s main sources of funds are deposits, loan and investment repayments, fees and service charges, and FHLB advances. Federal regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of June 30, 1996, the Bank s liquidity ratio was 18.08%, which is well above the regulatory requirements. The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At June 30, 1996 the Bank had commitments outstanding to extend credit of $1,128,000. The Company had $7.2 million of certificates of deposit maturing in 12 months or less, the majority of which the Company anticipates will rollover into new certificates of deposit. Management believes loan repayments and other sources of funds will be adequate to meet the Bank s foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The following table presents the capital position at June 30, 1996 relative to the regulatory capital requirements.




- - - - -11-

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

						    Amount
						(in thousands)		Percent of Assets
Tangible Capital				$    4,389		       10.20%
Tangible Capital Requirement			        646		         1.50
Excess						$    3,743		         8.70%

Core Capital					$    4,389		       10.20%
Core Capital Requirement			      1,291		         3.00
Excess						$    3,098		         7.20%

Total Capital (Core & Supple.)			$    4,440		       21.40%
Risk-Based Capital Requirement		      1,660		         8.00
Excess						$    2,780		       13.40%



Regulatory Developments. The deposits of savings institutions such as the Bank are presently insured by the Savings Association Insurance Fund (the SAIF), which together with the Bank Insurance Fund (the BIF) are the two insurance funds administered by FDIC. Federal law requires that the FDIC maintain reserves of at least 1.25% of insured deposits at both the SAIF and the BIF, up to applicable limits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995 enabling the FDIC to reduce BIF insurance premiums to a range of 0.04% to 0.27% of deposits for the second half of 1996 (as compared to the previous range of 0.23% to 0.31 % of deposits for both BIF and SAIF insured institutions). Effective in January, 1996, the FDIC again revised the premium schedule for BIF insured banks to provide for a range of 0% to 0.23% of deposits depending on the institution s capital level and other factors. As a result, BIF members generally pay lower premiums than SAIF members. While the magnitude of the competitive advantage of BIF-insured institutions and its impact on the Bank s results of operations cannot be determined at this time, the decrease in BIF premiums could place the Bank and other SAIF members at a material competitive disadvantage. The Bank currently qualified for the minimum SAIF premium level of 0.23% deposits.

Federal legislation, which has been proposed in various forms, provides for a one-time assessment (in an amount sufficient for the SAIF to achieve the 1.25% reserve ratio) to be imposed on all SAIF-insured deposits, including those held by commercial banks, and for a portion of BIF deposit insurance premiums to be used to pay the Financing Corporation bond interest. If a requirement were implemented as of March 31, 1995 for the Bank to pay a one-time assessment equal to 0.90% (the highest proposal considered likely at this time) of SAIF assessable deposits, the amount of such assessment would have been approximately $181,000, net of taxes. The final form of any such legislation has been subject of continuing negotiation and cannot be assured. If the legislation is enacted during the current Congressional session,
- - - - -12-

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(concluded)


it is anticipated the assessment would be payable in 1996.  Accordingly, this special assessment would significantly increase noninterest expense and adversely affect the Company s results of operations.  Depending on the Bank s capital level and supervisory rating, and assuming (although there can be no assurance) that the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly for future periods.

As part of the legislation, Congress is considering requiring all federal thrift institutions, such as the Bank, to either convert to a national bank or a state-chartered depository institution by January 1, 1998. The OTS also would be abolished and its functions transferred among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its affect on the Company and the Bank.

Congress has passed a bill, which is expected to be signed by the President in September, 1996, which will require the recapture of a portion of the Bank s tax bad debt reserve, which is approximately $133,000 at June 30, 1996. The recapture would occur over a six-year period and would begin with the Bank s fiscal year ending September 30, 1997.
























- - - - -13-

PART II. OTHER INFORMATION


Item 1.	Legal Proceedings

	None


Item 2.	Changes in Securities

	None


Item 3.	Defaults Upon Senior Securities

	None


Item 4.	Submission of Matters to a Vote of Security Holders

	None


Item 5.	Other Information

	None


Item 6.	Exhibits and Reports on Form 8-K

	A.  Exhibit 27:  Financial Data Schedule

	B.  8-K:  None















- - - - -14-

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					HOME BUILDING BANCORP, INC.
					Registrant



Date:  _8/14/96___________________		\s\Bruce A. Beesley
				Bruce A. Beesley, President and Chief
					 Executive Officer (Duly Authorized Officer)



Date:  _8/14/96___________________		\s\Debra K. Shields
				Debra K. Shields, Vice President and
					 Chief Financial Officer (Principal Financial
					 and Accounting Officer)



























- - - - -15-

Exhibit Index


Exhibit 27:  Financial Data Schedule











































- - - - -16-
