Form 10KSB40
period 1996-09-30
HOME BUILDING BANCORP INC
filed 1996-12-23
CIK 930594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]
		For the fiscal year ended September 30, 1996
OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	For the transition period from                 to
             Commission file number   0-24896

                      HOME BUILDING BANCORP, INC.
      (Name of small business issuer in its charter)

                   Indiana                                   35-1935840
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
              or organization)

  200 East VanTrees Street, Washington, Indiana           47501
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:          (812) 254-2641

Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

	Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  X . NO ___.

	Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

	State the issuer's revenues for its most recent fiscal year:  $3.4 million

	The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of December 17, 1996, was $1.7 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

	As of December 17, 1996, there were issued and outstanding 282,158 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
	Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 1996.
	Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

PART I

Item 1.  Description of Business

General

	Home Building Bancorp, Inc. (the "Company"), an Indiana corporation, was formed in September 1994 to act as the holding company for Home
Building Savings Bank, FSB (the "Bank") upon the completion of the
Bank's conversion from the mutual to the stock form (the "Conversion").
The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on February 7, 1995. All references to the Company, unless otherwise indicated, at or before February 7, 1995 refer to the Bank. The Company's Common Stock trades on The Nasdaq Stock Market under the symbol
"HBBI."

	At September 30, 1996, the Company had $42.6 million of assets and stockholders' equity of $5.5 million (or 12.9% of total assets).

	The Bank is a federally chartered stock savings bank headquartered in Washington, Indiana. The Bank is a member of the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). Its deposits are insured up to applicable limits by the FDIC, which insurance is backed by the full faith and credit of the United States Government.

	The principal business of the Company consists of attracting retail deposits from the general public and investing those funds, together with borrowings and other funds, to originate primarily loans secured by first mortgages on owner-occupied one- to four-family residences. The
Company also originates consumer loans, and to a significantly lesser extent, loans secured by commercial and multi-family real estate and commercial business loans. The Company also invests in U.S.
Government securities and other investment securities.

	The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company only solicits deposits in its primary market area and does not accept brokered deposits.

	The Company's revenues are derived principally from interest on mortgage and consumer loans, interest on investment and mortgage-backed securities, interest on time deposits at other banks, and service fee income.

	The executive office of the Company is located at 200 East VanTrees Street, Washington, Indiana 47501. Its telephone number at that address is (812) 254-2641.

Market Area

	The Company primarily serves Daviess and Pike Counties, Indiana, through the Bank's main office located in Washington, Indiana and a branch office located in Petersburg, Indiana.

	Washington, Indiana is the county seat of Daviess County, and is approximately 100 miles southwest of Indianapolis and approximately 50 miles northeast of Evansville, Indiana. Petersburg is the county seat of Pike County, which is immediately south of Daviess County.

Lending Activities

	General. Historically, the Company originated primarily fixed-rate one- to four-family mortgage loans. In the early 1980's, the Company introduced the origination of ARM loans and short-term loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than traditional long-term, fixed-rate mortgage loans. Nevertheless, the Company has continued to originate fixed-rate mortgage loans in response to customer demand. Such loans are primarily for terms of up to 15 years. See "- Originations, Purchases and Sales of Loans and Mortgage-
Backed Securities" and "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Asset/Liability
Management" contained in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report").

	The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, and consumer loans (including automobile loans), and to a significantly lesser extent, commercial business, construction, multi-family and commercial real estate loans. Substantially all of the Company's loans are originated in its primary market area. At September
30, 1996, the Company's net loans receivable totaled $28.1 million.

	The Executive Committee of the Bank is responsible for review of all mortgage loan applications. The Executive Committee currently consists of Chairman Murray, President Beesley and Director Wittmer, with
Directors Hagel and Scheid acting as alternate members. Three members of the Executive Committee generally meet monthly to review loan applications. Individual loan officers and the Executive Committee each have authority, up to individually authorized lending limits, to approve consumer and mortgage loans.

	The Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation -
Federal Regulation of Savings Banks." At September 30, 1996, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $636,000. At September 30, 1996, the Bank had no loans with aggregate outstanding balances in excess of this amount. The Company's largest lending relationship at that date consisted of three loans to a single borrower totaling $283,000 secured by a first mortgage on the borrower's residence and commercial inventory, equipment and account receivables. The Company had only four other loans or lending relationships in excess of $150,000 at September 30, 1996. All these loans are currently performing in accordance with their repayment terms.

	Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

	Loan Portfolio Composition. The following information presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                    At September 30,
                                              1995                        1996
                                       Amount       Percent        Amount       Percent
                                                   (Dollars in Thousands)
Real Estate Loans:
 One- to four-family                  $22,867         78.4%        $21,816      77.0%
 Residential construction                  55           .2             276       1.0
 Multi-family and commercial               91           .3              82       0.3
     Total real estate loans           23,013         78.9          22,174      78.3

Other Loans:
 Consumer Loans:
  Automobile                            2,217          7.6           2,186       7.7
 Home equity/home improvement
 /2nd mortgages                         2,032          7.0           2,128       7.5
  Unsecured                               388          1.4             338       1.2
  Deposit account                         285          1.0             344       1.2
  Other                                   130           .4               0       0.0
     Total consumer loans               5,052         17.4           4,996      17.6
 Commercial business loans              1,087          3.7           1,173       4.1
     Total other loans                  6,139         21.1           6,169      21.7
 Total loans receivable, gross         29,152        100.0%         28,343     100.0%

Less:
 Loans in process                          96                           75
 Deferred fees and discounts               98                           83
 Allowance for losses                      77                           77
 Total loans receivable, net          $28,881                      $28,108

	The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                     At September 30,
                                             1995                    1996
                                       Amount   Percent        Amount   Percent
                                                    (Dollars in thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family                 $14,850      50.9%           $14,094       49.7%
  Residential construction                 55        .2                276        1.0
  Multi-family and commercial              91        .3                 82         .3
     Total real estate loans           14,996      51.4             14,452       51.0

 Consumer                               5,052      17.4              4,996       17.6
 Commercial business                    1,087       3.7              1,173        4.2
     Total fixed-rate loans            21,135      72.5             20,621       72.8

Adjustable-Rate Loans:
 Real estate:
  One- to four-family                   8,017      27.5              7,722       27.2
   Total adjustable-rate loans          8,017      27.5              7,722       27.2
   Total loans receivable, gross       29,152     100.0%            28,343      100.0%

Less:
 Loans in process	                         96                           75
 Deferred fees and discounts               98                           83
 Allowance for loan losses	                77                           77
    Total loans receivable, net       $28,881                      $28,108

	The following table illustrates the contractual maturities of the Company's loan portfolio at September 30, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or due-on-sale clauses.

                                                      Real Estate
                                     Multi- family
                          One- to       and            Residential                       Commercial
                        Four-Family  Commercial       Construction     Consumer          Business        Total
                                                                      (In Thousands)
    Due During
  Periods Ending
   September 30,
1997(1)             $   26          $  ---            $276              $2,002            $422          $2,726
1998 through 2001      612             82             ---                2,708             175           3,577
2002 and following  20,949             ---            ---                  516             575          22,040
  Total            $21,587             $82            $276              $5,226          $1,172         $28,343

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

	The total amount of loans due after September 30, 1997 which have fixed interest rates is $17.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $7.7 million.

	One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts (which include radio, newspaper and direct mail), its present customers, walk-in customers and referrals from real estate brokers. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At September 30, 1996, the Company's one- to four-family residential mortgage loans totaled $21.6 million, or 76.6% of the Company's gross loan portfolio.

	The Company currently offers fixed-rate and ARM loans. For the year ended September 30, 1996, the Company originated $825,000 of adjustable-rate real estate loans, all of which were secured by one- to four-family residential real estate. During the same period, the Company originated $2.88 million of fixed-rate one- to four-family real estate loans. The Company's one- to four-family residential mortgage originations are secured by properties located in its primary market area.

	The Company currently originates ARM loans generally with a term of 15 to 20 years, however, the Company does offer ARM loans with up to a maximum term of 30 years. The Company currently offers one, three and five year ARM loans with a stated interest rate margin over the Constant Maturity Treasury Index. The Company has utilized other indices in prior years. The one and three year ARMs generally provide for a 2.0% annual cap and a lifetime cap of 6.0% over the initial rate. The five year ARMs generally provide for a 3.0% annual cap and a lifetime cap of 6.0% over the initial rate. Currently, all ARM loans originated provide for a "floor," equal to the interest rate of the loan on the date of its origination, below which the rate charged may not fall, although in previous years loans originated by the Company did not have such a feature.

	In addition, the Company has also modified the contractual rates of interest on notes in response to competitive factors and a lower interest rate environment. The Company generally charges a fee for such modifications similar to those that would be incurred in the case of a refinancing of such loans. During the year ended September 30, 1996, the Company modified 5 single-family residential mortgage loans aggregating $98,000.

	As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company originates ARMs which may have an initial interest rate that is lower than the sum of the specified index plus the margin. Borrowers with ARM loans are qualified at the fully-indexed rate.

	Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

	The Company currently offers fixed-rate mortgage loans to owner occupants with terms up to 15 years and may, from time to time, offer fixed rate loans with terms up to 20 years depending on the Bank's then interest rate risk position and asset/liability objectives. Interest rates charged on these fixed-rate loans are priced on a regular basis according to market conditions. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

	Currently, the Company will loan up to 95% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure to not more than 80% of the appraised value or sales price, as applicable. The loan-to-value ratio on non-owner occupied one-to four-family loans is generally
70% of the lesser of the sales price or appraised value of the security property. Residential loans do not include prepayment penalties, are non-assumable, and do not produce negative amortization. Real estate loans originated by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

	In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are generally appraised by in-house appraisers. The Company requires borrowers to obtain an attorney's opinion or certificate of title, casualty insurance and flood insurance (if appropriate) in an amount not less than the amount of the loan.

	Residential Construction Lending. The Company makes construction loans to individuals for the construction of their residences and, from time to time, to established builders for the construction of residential homes without an underlying sales contract. At September 30, 1996, the Company's construction loan portfolio totaled $276,000, or .97% of its gross loan portfolio. As of that date, all of these loans were secured by property located within the Company's market area.

	Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to six months. These construction loans have rates and terms which match any one- to four-family loans then offered by the Company, except that during the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single family construction loans is generally 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

	Construction loans are obtained primarily from existing customers. The application process includes a submission to the Company of plans and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

	Construction lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developments, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost
(including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service the total debt. In such cases, the Company may be required to modify the terms of the loan.

	Consumer Lending. Management considers consumer lending to be an important component of its asset/liability management strategy. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus helping to reduce the Company's exposure to changes in interest rates, and carry higher rates than do residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report. In addition, management believes that offering consumer loan products helps expand and create stronger ties to its existing customer base.

	The Company currently offers a variety of secured consumer loans, including automobile loans (on both new and used automobiles), home improvement and home equity loans and loans secured by savings deposits. The Company also offers unsecured consumer loans. The
Company currently originates substantially all of its consumer loans in its primary market area. The Company originates consumer loans solely on a direct basis. Direct loans are made when the Company extends credit directly to the borrower, in contrast to indirect loans which are obtained when loan contracts are purchased by a bank or other institution from retailers who have extended credit to their customers for goods or services. At September 30, 1996, the Company's consumer loans totaled
$5.2 million, or 18.4% of the Company's gross loan portfolio, with automobile loans amounting to $2.2 million, or 7.7% of the Company's gross loan portfolio and 41.8% of the Company's consumer loan portfolio.

	The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

	Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low ($62,000, or approximately 1.2% of the Company's consumer loan portfolio at September 30, 1996), there can be no assurance that delinquencies will not increase in the future. See "Asset Quality - Non-Performing Assets."

	Commercial Business Lending. The Company also originates commercial business loans. At September 30, 1996, the Company had $1.2 million in commercial business loans outstanding, representing 4.2% of the Company's gross loan portfolio. The Company offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals.

	Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. The
Company's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets.
However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

	The Company recognizes the generally increased credit risks associated with commercial business lending. The Company's commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis.

	Multi-Family and Commercial Real Estate Lending. The Company also makes a limited amount of real estate loans secured by multi-family and non-residential properties. The Company's Board of Directors currently evaluates applications for loans secured by multi-family or commercial income-producing property on a case by case basis. At September 30, 1996, $317,000, or 1.1%, of the Company's gross loan portfolio consisted of multi-family and commercial real estate loans.

	Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to a greater extent than residential loans to adverse conditions in the economy generally. In dealing with these risk factors, the Company generally limits itself to a real estate market and/or borrowers with which it has knowledge and experience.

	Appraisals on properties securing multi-family and commercial real estate property loans originated by the Company generally are performed by either an in-house appraiser or an outside fee appraiser at the time the loan is made. Appraisals on multi-family and commercial real estate loans are generally reviewed by the Company's Executive Committee. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections for the property. Personal guarantees are generally required for the Company's multi-family and commercial real estate loans.

	Loans secured by commercial real estate and multi-family properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

Originations, Purchases and Sales of Loans and Mortgage-Backed
Securities

	The Company originates real estate loans through marketing efforts, the Company's customer base, walk-in customers and referrals from real estate brokers. The Company originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition.

	Historically, a portion of the Company's loan portfolio has been comprised of purchased loans or loan participations. Currently, such loans constitute approximately 4.5% of the total loans outstanding. The Company has not purchased any loans or loan participations during the last five fiscal years; however, the Company may consider purchasing loans in the future. The Company invests its excess funds in mortgage-backed securities and bonds issued by U.S. government agencies. At September 30, 1996, the Company had outstanding commitments for mortgage loans, home equity lines of credit and commercial business loans of approximately $1.4 million. See Note 13 of the Notes to Consolidated Financial Statement. See "- Investments."

	The Company does not currently service loans for other entities.

	The following table shows the loan origination and repayment activities of the Company and the purchase, sale and repayment activities of the Company's mortgage-backed securities for the periods indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

                                                     Year Ended September 30,
                                                         1995         1996
                                                          (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family                    $   975      $   825

 Fixed rate:
  Real estate - one- to four-family                      1,817        2,876
                   - multi-family and commercial	        1,092        1,845
                   - residential construction              117          276
Non-real estate - consumer                               3,686        3,803
         Total fixed-rate                                6,712        8,800
         Total loans originated                          7,687        9,625
Purchases:
  Total mortgage-backed securities purchased             1,735        2,641

Sales and Repayments:
  Total mortgage-backed securities sold                    ---         ---
         Total sales                                       ---         ---
  Principal repayments                                  (7,465)      (7,918)
         Total reductions                               (7,465)      (7,918)
Increase (decrease) in other items, net                 (1,275)      (3,382)
         Net increase (decrease)                      $    682      $   966

Asset Quality

	General. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a late notice is sent to the borrower on all loans over 30 days delinquent. If the loan becomes 60 days delinquent and the borrower has not attempted to contact the Company to arrange an acceptable plan to bring the loan current, a letter is sent to the borrower by the Chief Executive Officer requesting that the loan be brought current within 30 days; otherwise, the loan will be referred to the Company's attorney for collection. If the borrower contacts the Company with a reasonable explanation for the delinquency, the Company generally will attempt to reach workable accommodations with the borrower to bring the loan current. All proposed workout arrangements are evaluated on a case by case basis, based on the best judgement of the Company's Chief Executive Officer (or the Executive Committee if the matter is referred to it by the Chief Executive Officer), considering, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reason for the delinquency. In all cases, if the Company believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, management may refer loans for collection even sooner than the 90 days described above.

	When a loan becomes delinquent 90 days or more, the Company will place the loan on non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

	Delinquent consumer loans are handled in a similar manner as to those describe above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. See "Business of the Company - Lending Activities -- Consumer Lending." The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

	Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.
When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for losses on loans. After acquisition, all costs incurred in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of fair value.

	The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                   Loans Delinquent For:
                     60-89 Days                         90 Days and Over    Total Delinquent Loans
                                   Percent                    Percent                        Percent
                                   of Loan                    of Loan                        of Loan
                  Number  Amount  Category    Number  Amount  Category     Number  Amount    Category
                                               (Dollars in Thousands)
One-to four-family 11     $276      1.3%        5    $ 84       .4%         16     $360        1.7%
Consumer            8       73      1.4         9      65      1.2          17      138        2.6
     Total         19     $349      1.3%       14    $149       .6%         33     $498        1.9%

	Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. All loans delinquent 90 days and over are placed on non-accrual status. Loans are also placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed in-substance foreclosed at September 30, 1996.

                                               At September 30,
                                          1995                 1996
                                            (Dollars in Thousands)
Non-accrual loans:
  One- to four-family                     $105                  $84
  Consumer                                   9                   65
     Total                                 114                  149

Total non-performing assets               $114                 $149
Total as a percentage of total assets     .27%                 .35%


	For the year ended September 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $6,302, none of which was included in interest income.

	Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by management as "special mention."

	When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

	In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1996, the Company had classified a total of $148,000 of its assets as substandard, $450 as doubtful, none as loss and the Company had designated $56,000 as special mention. At September 30, 1996, total classified assets comprised $149,000, (without special mention) or 2.7% of the Company's capital, or .34% of the Company's total assets.

	Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 1996, there was also an aggregate of $56,000 in net book value of loans secured by four single family residences with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management considered these loans in establishing the Company's allowance for loan losses.

	Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

	Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value less estimated selling expenses, which then becomes the new basis of the foreclosed property. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

	Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 1996, the Company had a total allowance for loan losses of $77,000 representing 51.6% of total non-performing loans and .3% of the Company's net loans receivable. See
Note 3 of the Notes to Consolidated Financial Statements.

	The following table sets forth an analysis of the Company's allowance for loan losses.

                                               Year Ended September 30,
                                         1995                        1996
                                                 (Dollars in Thousands)
Balance at beginning of period           $ 77                        $ 77

Charge-offs:
  One- to four-family                     ---                         ---
  Consumer                                ---                         410
    Total charge-offs                     ---                         410

Recoveries:
  Consumer                                ---                         ---
    Total recoveries                      ---                         ---

Net charge-offs                           ---                        (410)
Additions charged to operations           ---                         410
Balance at end of period                 $ 77                        $ 77
Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                        ---%                       1.46%

	The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                            At September 30,
                                1995                               1996
                                       Percent                          Percent
                                       of Loans                        of Loans
                                       in Each                         in Each
                       Amount of       Category           Amount of     Category
                       Loan Loss       to Total           Loan Loss     to Total
                       Allowance        Loans             Allowance     Loans
                                           (Dollars in Thousands)
One- to four-family     $ 63             77.0%               $63         76.8%
Multi-family and
       commercial          2              1.2                  2          4.5
Consumer                  11             16.1                 11         18.6
Unallocated                1              5.7                  1           .1
    Total                $77            100.0%               $77        100.0%

Investment Activities

	General. The Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows.
Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1996, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 12.85%. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

	Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

	Generally, the investment policy of the Company, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Company's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Subject to the Board's direction, the President (and such other officers as the President may from time to time authorize with the Board's permission) manages and oversees the Company's investments and objectives for its investment portfolio.
Currently, President Beesley and Vice Presidents Shields and Kim Murray are authorized to act in such capacity. All securities transactions are disclosed to the Board of Directors at their next regular meeting or to the Executive Committee of the Company, which usually meets monthly. All securities transactions are reported to the entire Board of Directors.

	Investment Securities. The Company's investment securities, consisting of federal agency obligations, other debt and equity securities and FHLB stock, totaled $2.2 million, or 5.2% of the Company's $42.6 million of total assets. As of such date, the Company had a $334,900 investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At September
30, 1996, the weighted average term to maturity or repricing of the investment securities portfolio was 4.2 years (excluding FHLB Stock and equity securities). See Note 2 of the Notes to the Consolidated Financial Statements.

	At September 30, 1996, all of the Company's investment securities were classified as available for sale. The following table sets forth the composition and carrying value of the Company's investment security portfolio at the dates indicated. For additional information regarding the Company's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

                                                             At September 30,
                                                    1995                           1996
                                             Book          % of              Book        % of
                                             Value        Total              Value        Total
                                                             (Dollars in Thousands)
Investment securities:
  Federal agency obligations                 $1,853       74.00%               $1,737      77.93%
  Municipal bonds                              ---         ---                    ---       ---
     Subtotal                                 1,853       74.00                 1,737      77.93
  Other debt securities                         283       11.30                   157       7.04
Equity securities at lower
     of cost or market                           33        1.32                   ---        ---
FHLB stock                                      335       13.38                   335      15.03
     Total investment securities
      and FHLB stock                         $2,504      100.00%               $2,229     100.0%

Average remaining life of investment
securities                                   3.8 yrs.                           4.2 yrs.

Other interest-earning assets:
  Total interest-bearing deposits
   with banks                                $4,579      100.00%               $3,794     100.0%

Average remaining life or term to
repricing of investment securities
 and other interest-earning assets,
excluding FHLB stock and equity
securities                                  .8 yrs.                            2.6 yrs.

	The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                         September 30, 1996
                                      Due After  Due After
                       Due in          1 Year      5 Years
                        1 Year         Through     Through     Due After               Total
                       or Less         5 Years     10 Years     10 Years        Investment Securities
                        Book            Book          Book        Book              Book         Fair
                        Value           Value         Value       Value             Value      Value
                                              (Dollars in Thousands)
Federal agency
obligations            $ ---          $500            $773         $510           $1,783      $1,737
Other investment
securities               ---           164             ---          ---              164         157
Equity securities        ---           ---             ---          ---              ---          ---
Total investment
securities               ---          $664            $773         $510           $1,947      $1,894

Weighted average yield $ ---          5.21%           6.57%        6.65%            6.13%      6.13%

	The Company's investment securities portfolio at September 30, 1996, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 5.6% of the Company's retained earnings, excluding those issued by the United States Government or its agencies.

	Mortgage-Backed Securities. The Company's mortgage-backed securities portfolio consists primarily of securities issued under government-sponsored agency programs, including those of the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association
("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC").  The
GNMA, FNMA and FHLMC certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. FNMA and FHLMC generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

	At September 30, 1996, the Company's $5.8 million of mortgage-backed securities, representing 13.5% of the Company's $42.6 million of total assets, were comprised of $473,000 of mortgage-backed securities classified as held to maturity, with the remaining balance of mortgage-backed securities classified as available for sale. At September 30, 1996, the fair value of the Company's mortgage-backed securities classified as available for sale was $5.3 million. For additional information regarding the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

	Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At
September 30, 1996, none of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

	While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

	Historically, most of the Company's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Company has begun to purchase other types of mortgage-backed securities consistent with its asset/liability management objectives. In this regard, the Company emphasizes the purchase of adjustable-rate, mortgage-backed securities for asset/liability management purposes and in order to supplement the Company's origination of ARM loans. At September 30, 1996, $1.2 million, or 20.9%, of the Company's mortgage-backed securities carried adjustable rates of interest.

	The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated. For additional information regarding the fair market values of the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

                                                    At September 30,
                                       1995                            1996
                                 Book       % of               Book       % of
                                Value      Total              Value      Total
                                            (Dollars in Thousands)
Mortgage-backed securities:
  FHLMC                         $2,923      72.50%            $3,994     69.15%
  FNMA                           1,085      26.90              1,726     29.88
  GNMA                              16        .40                 14       .24
     Subtotal                    4,024      99.80              5,734     99.27
Unamortized premium
   (discounts), net                  7        .20                 42       .73
 Total mortgage-backed
      securities                $4,031     100.00%            $5,776    100.0%

Sources of Funds

	General. The Company's primary sources of funds are deposits, payment of principal and interest on loans (including mortgage-backed securities), interest earned on investment securities, time deposits with other banks, FHLB advances, and funds provided from operations.

	FHLB advances are used to support lending activities and to assist in the Company's asset/liability management strategy. Typically, the Company does not use other forms of borrowings. At September 30, 1996, the Company had total FHLB advances of $3.7 million. See "- Borrowings" and
Note 6 of the Notes to Consolidated Financial Statements.

	Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, savings, NOW and SuperNOW checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to five years. In the event a customer desires a certificate of deposit account with a maturity date other than those typically offered with these accounts, the Company will allow its customer to set its own maturity date with the interest rate being the rate being offered on its certificates of deposit most resembling the customers desired maturity date. During 1996, the Company added
ATM/Checkcards to its deposit services available to customers.

	The Company relies primarily on advertising (including radio, newspaper and direct mail), competitive pricing policies and customer service to attract and retain these deposits. The Company solicits deposits from its market area only, does not use brokers to obtain deposits and currently, does not engage in any type of premium, gift or promotional programs beyond the advertising vehicles mentioned above. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

	The Company also serves as a depository for public funds for various Indiana entities. At September 30, 1996, the amount of public funds on deposit with the Company was $1.6 million. These accounts are subject to volatility depending on governmental funding needs and the Company's desire to attract such funds.

	The deposit accounts marketed by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Company to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

	The following table sets forth the savings flows at the Company during the periods indicated.

                                           At September 30,
                                     1995                  1996
                                        (Dollars in Thousands)
Opening balance                      $35,432               $31,269
Deposits                              57,385                49,036
Withdrawals                          (62,620)              (48,766)
Interest credited                      1,072                 1,089

Ending balance                       $31,269               $32,628

Net increase (decrease)              $(4,163)               $1,359

Percent increase (decrease)           (11.70)%               4.35%

	The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                 At September 30,
                                      1995                             1996
                                               Percent                        Percent
                                  Amount      of Total            Amount     of Total
                                              (Dollars in Thousands)
Transactions and Savings Deposits:
Passbook Accounts                 $ 5,808       18.55%            $ 5,822    17.82%
NOW and SuperNOW Accounts           3,895       12.44               4,443    13.60
Money Market Accounts               1,533        4.89               1,307     4.00
Total Non-Certificates             11,236       35.88              11,572    35.42

Certificates:
2.50 - 4.50%                        3,150       10.06                 638     1.95
 4.51 - 5.50%                       9,090       29.03              11,879    36.36
 5.51 - 6.50%                       2,973        9.50               4,846    14.84
 6.51 - 7.50%                       3,785       12.09               3,003     9.20
 7.51 - 8.50%                       1,035        3.31                 690     2.11
 8.51% and over                       ---         ---                 ---     ---
Total Certificates                 20,033       63.98              21,056    64.46
Accrued Interest                       45         .14                  39      .12
Total Deposits                    $31,314      100.00%            $32,667   100.00%

	The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1996.

                           0.00-    2.0     4.00-    6.00    8.00-   10.00%            Percent
                           2.99%    3.99    5.99%    7.99%   9.99%  or greater  Total  of Total
                                             (Dollars in Thousands)

Certificate accounts
maturing in quarter
ending:
December 31, 1996          $175     $251    $3,254   $245    $ ---   $ ---      $ 3,925   18.64%
March 31, 1997              ---       93     3,066    312      ---     ---        3,471   16.49
June 30, 1997               ---      ---     1,155    131      ---     ---        1,286    6.11
September 30, 1997          ---      ---     1,252    195      ---     ---        1,447    6.87
December 31, 1997           ---      ---       499    223      ---     ---         772     3.43
March 31, 1998              ---      ---       444    ---      ---     ---         444     2.11
June 30, 1998               ---      ---     1,024    ---      ---     ---        1,024    4.86
September 30, 1998          ---      ---       716    ---      ---     ---          716    3.40
December 31, 1998           ---      ---       644    ---      ---     ---          644    3.06
March 31, 1999              ---      ---       552     14      ---     ---          566    2.69
June 30, 1999               ---      ---       190      3      246     ---          439    2.08
September 30, 1999          ---      ---       267     45      ---     ---          312    1.48
Thereafter                  ---        1       934  4,958      167     ---        6,060   28.78
   Total                   $175      $345  $13,997 $6,126     $413   $ ---       $21,056 100.0%
   Percent of total        .83 %     1.64%  66.48%  29.09%    1.96%    ---%      100.0%

	The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1996.

                                                           Maturity
                                                     Over 3          Over 6
                                     3 Months       Through         Through         Over
                                      or Less       6 Months       12 Months    12 Months         Total
                                                          (In Thousands)
Certificates of deposit
   less than $100,000                $3,249         $3,061          $3,314      $ 8,789         $18,413
Certificates of deposit of
$100,000 or more                        401            110             102        1,070           1,683
Public Funds(1)                         275            300              40          345             960
Total certificates of deposit        $3,925         $3,471          $3,456      $10,204         $21,056
__________________

(1)	Deposits from governmental and other public entities.

	Borrowings.  Although deposits are the Company's primary source of funds, the
Company's policy has been to utilize borrowings to support lending activities and to assist the Company's asset/liability management strategy when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company desires additional capacity to fund loan demand.

	The Company's borrowings historically have consisted of advances from the FHLB of Indianapolis. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1996, the Company had $3.7 million in advances from the FHLB of Indianapolis and the capacity to borrow up to $23.3 million.

	The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                          Year Ended September 30,
                                        1995                   1996
                                               (In Thousands)
Maximum Balance:
  FHLB advances                         $2,930                 $3,930
  Repurchase agreements                  1,138                  1,130

Average Balance:
  FHLB advances	                        $2,215                 $3,920
  Repurchase agreements                     69                    454

	The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                              September 30,
                                   1995                            1996
                                         (Dollars in Thousands)
FHLB advances                       $2,930                         $3,700
Repurchase agreements                1,138                            274
   Total                            $4,068                         $3,974

Weighted average interest rate
   of FHLB advances                  6.11%                          5.61%
Weighted average interest rate
  of repurchase agreements           5.54%                          5.45%

Service Corporation Activities

	As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2.0% of its assets, or approximately $581,000 at September 30, 1996, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in its service corporation was approximately $66,000. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

	The Bank has one service corporation, White River Service Corporation ("WRSC"), an Indiana corporation, located in Washington, Indiana. WRSC was organized by the Bank in 1985. WRSC, through a contractual agreement with a third party, offers retail brokerage and annuity products to the Bank's customers and the general public. In addition, WRSC provides real estate appraisal comparison services for the local realtors on a subscription basis. For the fiscal year ended September 30, 1996, WRSC had net income of approximately $15,000.

Competition

	The Company faces strong competition, both in originating real estate loans and in attracting deposits.  Competition in originating real estate loans comes primarily from commercial and savings banks, and to a lesser extent, credit unions located in the Bank's market area and various secondary market originators and mortgage loan brokers.  Commercial banks, savings banks, credit unions and finance companies provide vigorous competition in consumer lending.
The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates.

	The Company attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located.  Therefore, competition for those deposits is principally from commercial banks, savings banks, brokerage firms and credit unions located in these communities.  The Company competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawal privileges.

	The Company primarily serves Daviess and Pike Counties, Indiana.  There are eight commercial banks, one savings bank other than the Bank, and two credit unions which compete for deposits and loans in the Company's primary market area.  In addition, several lending institutions not headquartered in the area make loans in the Company's market area.  The Company estimates its share of the mortgage lending market and the savings market to be approximately 9.0%
and 8.0%, respectively, in Daviess County, Indiana and 6.0% and 5.0%, respectively, in Pike County, Indiana.  These percentages represent management's best estimate of the Company's market share taking into consideration the banking institutions headquartered in the Company's market area.

Regulation

	General. The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the ("BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

	Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

	Federal Regulation of Savings Associations.  The OTS has extensive authority over the operations of savings associations.  As part of this authority, the
Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC.  The last regular OTS and FDIC examinations of the Bank were as of June 30, 1994 and June 7, 1991, respectively.  When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.  All savings associations are subject to a semi-annual assessment based upon the savings association's total assets, to fund operations of the OTS.  The Bank's OTS assessment for the fiscal year ended September
30, 1996, was $14,000.

	The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

	In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws.  For instance, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the
OTS. Federal savings associations are also generally authorized to branch nationwide.  The Bank is in compliance with the noted restrictions.

	The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus
(except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).
At September 30, 1996, the Bank's lending limit under this restriction was $636,000. The Bank is in compliance with the loans-to-one-borrower limitation.

	The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution which fails to comply with these standards must submit a compliance plan.  A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

	Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

	The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

	The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits.  In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the
FDIC.  The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

	  For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits.  As is the case with the
SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits.
The revisions became effective in the third quarter of 1995. In addition, the
BIF rates were further revised, effective January 1996, to provide a range of
0% to .27%.  The SAIF rates, however, were not adjusted.  At the time the
FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002.  As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

	In order to eliminate this disparity and any competitive disadvantage between
BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996.  The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the
SAIF.  It also provides for the merger of the BIF and the SAIF on January 1,
1999 if no savings associations then exist.  The special assessment rate has been established at .648% of deposits by the FDIC and the resulting assessment of $224,000 was paid in November 1996.  This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996.  As a result of the special assessment, the Bank's deposit insurance premiums were reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions.  These premiums are subject to change in future periods.

	Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s.  Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective
October 1, 1996, SAIF-insured institutions will continue to be subject to a
FICO assessment as a result of this continuing obligation.  Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank.  Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions.  The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

	Regulatory Capital Requirements.  Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital.
The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-
by-case basis.

	The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation).  Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income.  In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.  At September 30, 1996, the Bank did not have any intangible assets.

	The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership.  For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.  All of the Subsidiaries of the Bank are includable subsidiaries.

	At September 30, 1996, the Bank had tangible capital of $4.3 million, or 10.07% of adjusted total assets, which is approximately $3.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

	The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1996, the Bank had no intangibles which were subject to these tests.

	At September 30, 1996, the Bank had core capital equal to $4.3 million, or 10.07% of adjusted total assets, which is $3.0 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

	The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1996, the Bank had no capital instruments that qualify as supplementary capital and $77,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

	Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at September 30, 1996.

	In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

	The OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

	On September 30, 1996, the Bank had total capital of $4.3 million (including approximately $4.3 million in core capital and $77,000 in qualifying supplementary capital) and risk-weighted assets of $20.8 million (with no converted off-balance sheet assets); or total capital of 20.6% of risk-
weighted assets.  This amount was $2.7 million above the 8.0% requirement in effect on that date.

	The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

	 As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

	Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and includes a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

	Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.  The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

	The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

	Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

	Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period.
However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.  The Bank may pay dividends in accordance with this general authority.

	Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain
OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

	The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

	Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital
Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

	In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 12.87% and a short-term liquid assets ratio of 10.67%.

	Accounting.  An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP.
Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held to maturity, available for sale or trading) with appropriate documentation.  The Company is in compliance with these amended rules.

	OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

	Qualified Thrift Lender Test.  All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At September 30, 1996, the Bank met the test and has always met the test since its effectiveness.

	Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

	Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

	The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA.  Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.  The Bank was examined for CRA compliance in
July 1994 and received a rating of "satisfactory."

	Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

	Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS.  These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

	Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

	As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions.  If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association)
would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

	If the Bank fails the QTL test, the Company must obtain the approval of the
OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries.  In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.  The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company.  See
"--Qualified Thrift Lender Test."

	The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

	Federal Securities Law.  The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

	Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

	Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

	Savings associations are authorized to borrow from the Federal Reserve Bank
"discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

	Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance
Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At September 30, 1996, the Bank had outstanding borrowings of $3.7 million from the FHLB of Indianapolis and had the capacity to borrow up to an additional $19.6 million.

	As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis.  At September 30, 1996, the Bank had $334,900 in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB stock.  For the fiscal year ended
September 30, 1996, dividends paid by the FHLB of Indianapolis to the Bank totaled $26,351, which constitutes a $818 increase over the amount of dividends received in fiscal year 1995.  Over the past five calendar years such dividends have averaged 9.40% and were 7.87% for fiscal 1996.

	Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

	Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could have been computed under either the experience method or the percentage of taxable income method (based on an annual election).

	Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

	The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

	Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equaled the amount by which 12% of the amount comprising savings accounts at year end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year.

	In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years.
At September 30, 1996, the Bank's post-1987 excess reserves amounted to approximately $170,000, all of which has been reserved for by the Bank. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

	In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

	To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, the Bank's Excess for tax purposes totaled approximately $170,000.

	The Company, the Bank and the Bank's subsidiary file separate federal income tax returns on a fiscal year basis using the accrual method of accounting.
Savings associations that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to
activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

	The Company and its subsidiary have not been audited by the IRS with respect to their federal income tax returns.  In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiary.

	Indiana Taxation.  The State of  Indiana imposes an 8.5% franchise tax on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes.  Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, tax exempt interest and bad debts.  Other applicable Indiana taxes include sales, use and property taxes.

Employees

	At September 30, 1996, the Bank had a total of 13 full-time and two part-time employees.  The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.	Description of Property

	The Company conducts its business through two offices, its main office located in Washington, Indiana and its branch office located in Petersburg, Indiana;
both locations are owned by the Company.  The following table sets forth information relating to each of the Company's offices as of September 30, 1996.
The total net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at September 30, 1996 was approximately $787,000.  See Note 4 of
Notes to Consolidated Financial Statements.

                                                    Total            Net Book
                                                 Approximate         Value at
                               Date                Square           September 30,
                              Acquired             Footage             1996
Location
Main Office:
 200 East VanTrees Street
 Washington, Indiana  47501     1980                 8,900           $622,102

Branch Offices:
 501 Main Street
 Petersburg, Indiana 47567(1)   1979                 2,760           $137,778
___________________

      (1)	The Company currently occupies 1,500 square feet of this Building.  An adjacent
1,260 square feet store front owned by the Company is leased to an unaffiliated third party.

The Company is in the process of remodeling the drive-through banking facilities located at the Bank's main office at an approximate cost of $32,000. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank.

	The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1996 was approximately
$23,000.

Item 3.	Legal Proceedings

	From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business.

	On March 26, 1996, a borrower of the Bank, Charles V. Hughes, d/b/a Tri-County Motors and Valley Auto Sales (the "Borrower") filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court of the Southern District of Indiana, Evansville Division. As a result, the Borrower defaulted on his commercial loans during the second quarter of fiscal 1996.
The Bank has filed in the United States Bankruptcy Court of the Southern District of Indiana, Evansville Division, a Complaint to Determine Dischargeablility of Debt owed the Bank by the Borrower. By this action the Bank is seeking a judicial declaration that the indebtedness owed to the Bank by the Borrower resulted from the Borrower's fraud and misrepresentations, and that under the provisions of the bankruptcy code are non-dischargeable in bankruptcy proceedings. At this time, management cannot predict the outcome of its Complaint or, in the event of a favorable ruling for the Bank, the amount of losses recoverable, if any.

Item 4.	Submission of Matters to a Vote of Security Holders

	No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.


PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder
Matters

	Page 31 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.	Management's Discussion and Analysis of Financial Condition and
Results of Operation

	Pages 3 through 12 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 7.	Financial Statements

	The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                                       Pages in Annual
                                                                 Report
Independent Auditors' Report                                      13

Consolidated Statements of Financial Condition
  as of September 30, 1996 and 1995                               14

Consolidated Statements of Income for the Years
  Ended September 30, 1996 and 1995                               15

Consolidated Statements of Shareholders' Equity for
  Years Ended September 30, 1996 and 1995                         16


Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1996 and 1995                               17

Notes to Consolidated Financial Statements                      18-30


	With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended September 30, 1996, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial
Disclosure

	There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.



	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance
		with Section 16(a) of the Exchange Act

Directors

	Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

	Information concerning Executive Officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

	To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.	Executive Compensation

	Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

	Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

	Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.	Exhibits and Reports on Form 8-K

		(a)  Exhibits


                                                                            Reference to
                                                                            Prior Filing
Regulation                                                                    or Exhibit
 S-B                                                                          Number
Exhibit                                                                       Attached
Number               Document                                                 Hereto
3(I)     Articles of Incorporation, including amendments thereto              (a)

3(ii)    By-Laws                                                              (b)
4        Instruments defining the rights of security holders,
           including debentures                                               (a)
9        Voting Trust Agreement                                               None
10       Executive Compensation Plans and Arrangements
            (a)  Employment Contract between Bruce A. Beesley and
                  the Bank                                                    (a)
11       Statement re:  computation of per share earnings                     (c)
13       Annual Report to Security Holders                                    13
16       Letter re:  change in certifying accountants                         None
18       Letter re:  change in accounting principles                          None
21       Subsidiaries of Registrant                                           21
22       Published report regarding matters submitted to vote
                of security holders                                           None
23       Consents of Experts and Counsel                                      23
24       Power of Attorney                                                    Not required
27       Financial Data Schedule                                              27
28       Information from reports furnished to state insurance
                regulatory authorities                                        None
99       Additional Exhibits                                                  None

________________
<F1>
(a)	Filed as exhibits to the Company's Form S-1 registration statement filed on September 23, 1995 (File No. 33-84332) of the
Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
<F2>
(b)	Filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-KSB (File No. 0-24896) for the fiscal year ended
September 30, 1995 which was filed with the Securities and Exchange Commission on September 28, 1995.  All of
such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of
Regulation S-B.
<F3>
(c)	See Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13.

	(b)  Reports on Form 8-K

	No reports on Form 8-K were filed during the three-month period ended September 30, 1996.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BUILDING BANCORP, INC.


Date: December 23, 1996            By:  /s/Bruce A. Beesley
                                 Bruce A. Beesley, President, Chief Executive
                                 Officer, and Director (Duly Authorized
                                 Representative)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/Robert M. Murray                            /s/Bruce A. Beesley
Robert M. Murray,                             Bruce A. Beesley, President,
Chairman of the Board                         Chief Executive Officer
                                              and Director (Principal Executive
                                              and Operating Officer)

Date: December 23, 1996                       Date: December 23, 1996

/s/James E. Scheid                            /s/Amos M. Wittmer
James E. Scheid, Director                     Amos M. Wittmer, Director
Date: December 23, 1996                       Date: December 23, 1996


/s/Thomas L. Hagel                            /s/Blake L. Chambers
Thomas L. Hagel, Director                     Blake L. Chambers, Director

Date: December 23, 1996                       Date: December 23, 1996


/s/C. Darrell Deem                            /s/Gregory L. Haag
C. Darrell Deem, Director                     Gregory L. Haag, Director

Date:  December 23, 1996                      Date: December 23, 1996


/s/ Larry G. Wilson                           /s/Debra K. Shields
Larry G. Wilson, Director                     Debra K. Shields, Vice President,
                                              Chief Financial Officer and
                                              Secretary (Principal Financial
                                              and Accounting Officer)

Date: December 23, 1996                       Date: December 23, 1996


Index to Exhibits






 Exhibit
 Number                                       Description


 11 Statement re: computation of per share earnings (included under Note 1 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13)

 13           Annual Report to Security Holders

 21           Subsidiaries of the Registrant

 23           Consent of Experts

 27           Financial Data Schedule