Form 10QSB
period 1996-12-31
HOME BUILDING BANCORP INC
filed 1997-02-14
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file reports), and (2) has been subject to such filing for the past 90 days.
{X}Yes      {  } No

As of February 13, 1997 there were 331,660 shares of the Registrant's common stock issued and outstanding. Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                      Common Stock	              331,660
                     	Class	                    Outstanding

HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information	Page

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition
 at December 31, 1996 	and September 30, 1996                         1

	Consolidated Statements of Income for the quarters ended
	December 31, 1996 and 1995	                                         	2

	Consolidated Statements of Shareholders' Equity for the
	quarters ended December 31, 1996 and 1995                          		3

	Consolidated Statements of Cash Flows for the quarters ended
	December 31, 1996 and 1995	                                         	4

	Notes to Consolidated Financial Statements                         		6

	Item 2. Management's Discussion and Analysis of Financial Condition 8 and results of Operations

Part II. Other Information		                                         12

        	Signatures			                                               13

	        Index of Exhibits                                         		14

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition
	                                                              (Unaudited)
	                                                         Dec. 31,      Sept. 30,
	                                                          1996            1996
ASSETS
Cash and due from banks                                   $1,987,822    $1,428,754
Interest-bearing deposits with banks                       4,674,595     3,793,704
Securities available for sale                              7,907,598     7,532,540
Securities held to maturity, fair market value of
  $446,000 at Dec. 31, and $473,000 at Sept. 30              440,483       473,104
Loans receivable, net of allowance for loan losses of
     $78,500 at Dec. 31, and $77,000 at Sept. 30          28,365,532    28,108,279
Accrued interest receivable                                  202,087       174,519
Premises and equipment                                       777,644       787,008
Other assets                                                 208,001       262,792

      Total assets                                       $44,563,762   $42,560,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Savings and NOW deposits                                 $11,127,866   $11,571,843
Other time deposits                                       23,627,450    21,055,789
    Total deposits                                        34,755,316    32,627,632

Advances from Federal Home Loan Bank                       3,699,985     3,699,985
Securities sold under agreements to repurchase                21,673       273,951
Accrued expenses and other liabilities                       520,700       460,613
      Total liabilities                                   38,997,674    37,062,181

Shareholders' equity
    Common stock, $.01 par value,
         1 million shares authorized,
      331,660 issued and outstanding                           3,317         3,317
    Additional paid in capital                             3,014,935     3,014,935
     Treasury stock, at cost                                (345,000)     (345,000)

    Retained earnings                                      3,261,216     3,217,134

    Unrealized gain (loss) on available for sale securities
      net of deferred tax                                     (2,910)      (26,397)

    Unearned ESOP & recognition and retention shares        (365,470)     (365,470)

      Total shareholders' equity                           5,566,088     5,498,519

      Total liabilities and shareholders' equity         $44,563,762   $42,560,700

See notes to consolidated financial statements.

Home Building Bancorp., Inc.
Washington, Indiana
Consolidated Statements of Income
	                                                      Three months ended Dec. 31,
	                                                           1996         	1995
	                                                                (Unaudited)
Interest income:
     Loans receivable                                      $583,622       $612,613
     Investments                                             33,789         38,024
     Mortgage-backed  securities                            102,679         71,429
     Deposits with other banks                               75,266         81,388
          Total interest income                             795,356        803,454

Interest expense:
     Deposits                                               395,871        375,911
     Repurchase agreements                                    3,749          8,531
     Other borrowed funds                                    52,240         46,630
          Total interest expense                            451,860        431,072

Net interest income                                         343,496        372,382

Provision for loan losses                                         0              0

      Net interest income after provision for loan losses   343,496        372,382

Noninterest income:
     Gain (loss) on sale of assets                              499             89
     Customer service fees                                   26,695         34,046
          Total other income                                 27,194         34,135

Noninterest expenses:
          Salaries and employee benefits                    115,318        155,297
          Occupancy and equipment                            38,684         36,499
          Deposit insurance premium                          19,389         19,146
          Computer expense                                   13,862          9,437
          Service fees                                       12,187         10,806
          Advertising expense                                13,293         10,795
          Professional fees                                   5,550         16,705
          Other expense                                      43,154         23,786
          Total other expenses                              261,437        282,471

Income before income taxes                                  109,253        124,046
Income tax expense                                           41,021         41,199

Net Income                                                  $68,232        $82,847

Net income per share of common stock                         $0.24         $0.28

Weighted average shares outstanding                         282,158        298,816

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Shareholders' Equity
	                                                        Three months ended Dec. 31,
	                                                             1996	        1995
	                                                                 (Unaudited)
Common stock, $.01 par value, 1 million shares authorized,
    331,660 and 322,000  issued and outstanding at Dec. 31,
    1996 and 1995, respectively                              $3,317         $3,220

Additional paid in capital                                3,014,935      2,855,642

Treasury stock, at cost                                    (345,000)             0

Retained Earnings:
     Beginning of the period                              3,217,134      3,451,949
     Net Income                                              68,232         82,847
     Dividends declared, $0.075
        per share                                           (24,150)       (24,150)
       End of the period                                  3,261,216      3,510,646

Unrealized gain (loss) on securities available for
  sale net of deferred tax:
     Beginning of the period                                (26,397)        (3,259)
     Change in unrealized gain or loss                       23,487         30,744
       End of the period                                     (2,910)        27,485

Unearned  ESOP & recognition and retention shares          (365,470)      (231,840)

Total Equity                                             $5,566,088     $6,165,153


See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
	                                                        Three months ended Dec. 31,
	                                                             1996        	1995
	                                                                (Unaudited)
Cash flows from operating activities:
  Net income                                                $68,232        $82,847
  Adjustments to reconcile net income to net cash
     provided by (used by) operating activities:
          Depreciation and amortization                       9,364          9,069
          Other gains and losses, net                             0            (89)
          (Increase) decrease in accrued
                 interest receivable                        (27,568)         4,596
          Increase (decrease) in accrued expenses
                 and other liabilities                       60,088        (37,314)
          (Increase) decrease in other assets                38,499        (99,274)
          Total adjustments                                  80,383       (123,012)
Net cash provided by operating activities                   148,615        (40,165)

Cash flows from investing activities:
  Net (increase) decrease in interest-bearing
              deposits with banks                          (880,891)        (2,688)
  Purchases of available-for-sale securities               (722,485)    (1,576,867)
  Proceeds from maturities of
             available-for-sale securities                  387,206        133,172
  Proceed from maturities of held-to-maturity securities     32,621         66,591
  Net (increase) decrease in loans                         (257,253)      (183,739)
  Proceeds from sale of foreclosed collateral                     0             89
  Net cash used in investing activities                  (1,440,802)    (1,563,442)

Cash flows from financing activities:
  Net increase (decrease) in savings and
            NOW deposit accounts                          (443,977)        652,232
  Net increase (decrease) in time deposits               2,571,661         191,063
  Net decrease in securities sold under agreements
            to repurchase                                 (252,279)       (628,644)
  Proceeds from Federal Home Loan Bank advances                  0       1,000,000
  Dividends paid                                           (24,150)        (24,150)
  Net cash provided by financing activities              1,851,255       1,190,501

Net increase (decrease) in cash and due from banks         559,068        (413,106)
Cash and due from banks at beginning of period           1,428,754       3,338,677
Cash and due from banks at end of period                $1,987,822      $2,925,571

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
                                                      	Three months ended Dec. 31,
	                                                            1996	         1995
	                                                                (Unaudited)
Cash paid for:
     Interest                                              $438,662       $435,666

     Income taxes                                                $0        $45,397


Non-cash Investing and Financing Activities:

Aggregate investments at market transferred
  from held-to-maturity and reclassified as
  available-for-sale                                             $0     $2,645,719








See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995


Note 1:  Basis of Presentation

The unaudited information for the quarters ended December 31, 1996 and December 31, 1995, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home Building Savings
Bank, FSB (the "Bank"). In the opinion of management of the Company the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September
30, 1996. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Home Building Bancorp, Inc. Home Building Savings Bank, FSB, and the Bank's subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 3:  Stock Conversion

On February 7, 1995, Home Building Bancorp, Inc. began trading as a public company on the Nasdaq SmallCap Market. The Company issued 322,000 shares,
$.01 par value common stock, for proceeds of $2,858,862 net expenses of approximately $361,000. The Bank converted to a federal stock savings bank following the formation of the holding company and received proceeds of $1,432,853 in exchange for all its common stock. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests.

Note 4:  Earnings Per Common Share

Net income of $0.24 per common share for the most recent quarter was computed by dividing net income by the weighted average number of shares outstanding during the quarter, less Employee Stock Ownership Plan ("ESOP") shares and Recognition and Retention Plan ("RRP") shares not committed to be released. The weighted average number of shares outstanding for the period was 282,158.

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
December 31, 1996 and 1995
(Concluded)


Note 5:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $1,500 to $78,500 for the three month period ended December 31, 1996. This increase was due to a recovery of a loan that was previously charged-off by the Company. No additional provision for loan losses was made during the period ended December 31, 1996. Activity in the allowance for loan losses is as follows:

	                  For the three months ended December 31,
	                           1996     	     1995
	Beginning	            $   77,000	    $   77,039

	Provision	                     - 	            -
	Charge-offs	                   -  	           -
	Recoveries	                1,500	             -

	Ending	               $   78,500    	$   77,039

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

General

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity that is permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion.
The Company had not engaged in any material operations at December 31, 1996, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan ("ESOP.")

Established in 1908, the Home Building Savings Bank, FSB is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage, automobile and consumer loans, and to a lesser extent commercial, multifamily and construction real estate loans. The Bank also invests in U.S. government and agency obligations and may invest in other permissible investments.

The Bank's results of operations are primarily dependent upon its net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Bank's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges and net income from the Bank's wholly owned service corporation subsidiary. Noninterest expense includes salaries and employee benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other operating expenses. The operating results of the Bank are also affected by general economic conditions, the monetary and fiscal policies of federal agencies, and the policies of agencies
that regulate financial institutions.   The Bank's cost of funds is influenced
by interest rates on competing investments and general market rates of interest. Lending activities are influences by the demand for real estate loans and other types of loans, which in turn is affected by the rates of interest at which loans are offered, general economic conditions affecting loan demand, and the availability of funds for lending activities.

Financial Condition

For the three months ended December 31, 1996, total assets increased approximately $2.0 million to $44.6 million from $42.6 million at September 30, 1996. Cash and due from banks increased $559,000, while investment securities, primarily mortgage-backed securities, increased approximately $375,000. The Company had $7.9 million of its $8.4 million investment portfolio classified as available for sale as of December 31, 1996.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

Financial Condition, continued

Liabilities increased by approximately $1.9 million as deposits at December 31, 1996, which were the primary funding source for the increase in assets, increased $2.1 from September 30, 1996. The Bank's advances from the FHLB remained unchanged. The Bank has maintained deposit interest rates which are competitive for its marketplace and was successful during the quarter at retaining and increasing deposits.

Results of Operations:
Comparison of the three months ended December 31, 1996 and 1995.

General. The Bank experienced a net profit of $68,000 for the quarter compared to net profit of $83,000 for the same period in 1995. The decrease in profit compared to the same quarter a year ago stems primarily from higher interest expense associated with increase deposits which was not matched by corresponding increases in interest income.

Interest Income. Total interest income decreased by $8,000, or 1.0%, to $795,000 for the three months ended December 31, 1996, compared to the same period last year. Interest income earned by the Bank's loan portfolio decreased$29,000 for the three months ended December 31, 1996, compared to a year ago. This decrease is the result of a shift in the Bank's assets toward mortgage-backed securities, cash and liquid investments. This shift was due to loan repayments outpacing loan originations during the period. Interest income from mortgage-backed securities increased $32,000 for the most recent quarter, to $103,000, compared to $71,000 the same period a year ago. Mortgage-backed securities were $6.1 million at December 31, 1996 compared to $5.8 million at September 30, 1996. Interest from mortgage loans decreased $14,000 from a year ago to $446,000 for the most recent quarter, while interest on commercial and consumer loans decreased $16,000 to $137,000. The combined weighted average yield on the loan and mortgage-backed security portfolio was 7.96% for the three months ended December 31, 1996, compared to 7.90% for the same period in 1995.

Interest Expense. Total interest expense increased $21,000, or 4.8%, to $452,000 for the three months ended December 31, 1996, compared to $431,000 for the same period last year. The increase was due to interest paid on a larger base of deposits. Deposits grew approximately $2.6 million for the three months compared to September 30, 1996. Much of this increase was in short term public deposits. The weighted average cost of savings has remained stable at 4.66% on December 31, 1996 compared to 4.72% at September 30, 1996. The Bank is able to compete aggressively for savings funds when adequate spreads on loans or investments become available. FHLB advances also remain an efficient, available liability management tool.

Net Interest Income. Net interest income before provision for loan losses decreased $29,000, or 7.8%, to $343,000 for the quarter ended December 31, 1996, compared to the same quarter a year ago. As of December 31, 1996, interest-earning assets were 112.7% of interest bearing liabilities.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

Net Interest Income, continued

While demand for mortgage loans was stronger during the most recent quarter compared to the same quarter a year ago, the demand did not equal mortgage principal repayments. Short term interest rates, from which the Bank determines the rates it offers deposit customers, remained stable during the quarter allowing the Bank to keep deposit rates steady. The Bank was also able to attract significant new time deposits during the quarter. Significant increases in short term interest rates would adversely affect the Bank's interest rate spread and thus interest income. The Bank's liabilities are generally shorter in term and subject to repricing more frequently than assets.

The Bank continues to stress consumer and installment lending, shorter-term
(15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable rate securities to respond to changing rates. During the quarter the Bank purchased $772,000 of adjustable rate mortgage-backed securities. The Bank, as a thrift institution, continues to have a below average exposure to interest rate risk compared to its peers.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month period ending December 31, 1996 no additional provision was taken against earnings to increase the level of the allowance for loan losses. The Bank adjusts its allowance in accordance with its Classified Assets Policy. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Bank has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may require additional reserves as a result of their examinations of the Bank. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of December 31, 1996, the Bank's allowance for loan losses was $78,500 compared to $77,000 one year ago. In the most recent quarter the reserve increased $1,500 due to a recovery on a loan previously written off.

As of December 31, 1996 the Bank's non-performing assets totaled $456,000 or 1.02% of total assets. At the same date the Bank's ratio of allowance for loan losses to non-performing assets was 17.2%.

Noninterest Income. Noninterest income decreased to $27,000 in the most recent quarter compared to $34,000 during the same quarter in 1995. The decrease was largely due to lower profits from the Bank's brokerage subsidiary, whose results are reported along with other customer service fees.

Noninterest Expense. Total noninterest expense decreased $21,000, or 7.4%, to $261,000 for the latest quarter compared to $282,000 the same quarter a year ago. The decrease was due to reduced salaries and benefits as the Bank had a temporary reduction of staff during the quarter. Professional fees were also lower in the period. Management expects to add the equivalent of one full time employee during the coming quarter in connection with the addition of Saturday banking hours.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(concluded)


Income Tax Expense. Income tax expense was unchanged at $41,000 for the most recent quarter compared to the same quarter in 1995. Income before tax expense was $109,000 this quarter compared to $124,000 for the same quarter a year ago.

Liquidity and Capital Requirements Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of December 31, 1996, the Bank's liquidity ratio was 16.53% which is well above the regulatory requirements.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At December 31, 1996, the Bank had outstanding commitments to extend credit totaling $809,000. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, but are not relied upon in the regular course of business. At December 31, 1996, certificates of deposit scheduled to mature in one year or less totaled $17.7 million. Management believes based on its experience to date that a significant portion of these funds will remain with the Bank.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at December 31, 1996 relative to the regulatory capital requirements.

                                 	Amount
                             	(in thousands)     	Percent of Assets
Tangible Capital	               $    4,338	             9.78%
Tangible Capital Requirement	          665	             1.50
Excess	                         $    3,673	             8.28%

Core Capital                   	$    4,338	             9.78%
Core Capital Requirement	            1,330	             3.00
Excess	                         $    3,008	             6.78%

Total Capital (Core & Supple.)	 $    4,417	            20.56%
Risk-Based Capital Requirement	      1,719    	         8.00
Excess                         	$    2,698	            12.56%

PART II. OTHER INFORMATION


Item 1.	Legal Proceedings

	None


Item 2.	Changes in Securities

	None


Item 3.	Defaults Upon Senior Securities

	None


Item 4.	Submission of Matters to a Vote of Security Holders

	None


Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27:	Financial Data Schedule

	(b)	There were no reports on Form 8-K filed during the
     quarter.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				                                         	HOME BUILDING BANCORP, INC.
	                                         				Registrant



Date:    2/14/97                          		/s/ Bruce A. Beesley
		                                       			Bruce A. Beesley, President and
                                            Chief	 Executive Officer (Duly
                                            Authorized Officer)



Date:   2/14/97                           		/s/ Debra K. Shields
		                                       			Debra K. Shields, Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

INDEX OF EXHIBITS



Exhibit		Description

27	Financial Data Schedule