Form 10QSB
period 1997-03-31
HOME BUILDING BANCORP INC
filed 1997-05-14
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997 or

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

As of May 14, 1997 there were 331,660 shares of the Registrant's common stock issued and outstanding. Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Transitional Small Business Disclosure Format (check one):
{ } Yes          {X} No

HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information	Page

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at March 31, 1997    	1
	and September 30, 1996

	Consolidated Statements of Income for the three and six months
	ended March 31, 1997 and 1996	                                      	2

	Consolidated Statements of Shareholders' Equity for the
	six months ended March 31, 1997 and 1996	                           	3

	Consolidated Statements of Cash Flows for the six months ended
	March 31, 1997 and 1996                                            		4

	Notes to Consolidated Financial Statements	                      	   6

	Item 2. Management's Discussion and Analysis of Financial Condition 8 and Results of Operations

Part II. Other Information		                                         13

	Signatures			                                                       14

	Index of Exhibits		                                                 15

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition
	                                                  (Unaudited)
    	                                               March 31,         	Sept. 30,
	                                                     1997       	       1996
ASSETS

Cash and due from banks                               $1,769,513         $1,428,754
Interest-bearing deposits with banks                   7,960,101          3,793,704
Securities available for sale                          7,340,704          7,532,540
Securities held to maturity, fair market value of
  $411,000 at March 31, and $473,000 at Sept. 30         409,481            473,104
Loans receivable, net of allowance for loan losses of
     $78,600 at March 31, and $77,000 at Sept. 30     28,195,201         28,108,279
Accrued interest receivable                              174,898            174,519
Premises and equipment                                   778,879            787,008
Other assets                                             175,217            262,792
      Total assets                                    46,803,994         42,560,700


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Savings and NOW deposits                             $12,934,228        $11,571,843
Other time deposits                                   24,176,062         21,055,789
    Total deposits                                    37,110,290         32,627,632

Advances from Federal Home Loan Bank                   3,699,985          3,699,985
Securities sold under agreements to repurchase                 0            273,951
Accrued expenses and other liabilities                   344,521            460,613
      Total liabilities                               41,154,796         37,062,181

Shareholders' equity
    Common stock, $.01 par value,
      1 million shares authorized,
      331,660 issued and outstanding                       3,317              3,317
    Additional paid in capital                         3,014,935          3,014,935
    Treasury stock, at cost                             (345,000)          (345,000)
    Retained earnings                                  3,332,074          3,217,134
    Unrealized gain (loss) on available
      for sale securities net of deferred tax            (22,536)           (26,397)
    Unearned ESOP & recognition and retention shares    (333,592)          (365,470)
      Total shareholders' equity                       5,649,198          5,498,519

      Total liabilities and shareholders' equity     $46,803,994        $42,560,700

See notes to consolidated financial statements.

Home Building Bancorp., Inc.
Washington, Indiana
Consolidated Statements of Income

                                          Three months ended            Six months ended
                                               March 31,                   March 31,
                                     (Unaudited)     (Unaudited)   (Unaudited)   (Unaudited)
                                         1997           1996           1997          1996
Interest income:
     Loans receivable                $612,069       $617,285        $1,195,691    $1,229,898
     Investments                       40,636         39,472            74,425        77,496
     Mortgage-backed  securities      106,182         86,848           208,861       158,277
     Deposits with other banks         95,713         53,377           170,979       134,765
          Total interest income       854,600        796,982         1,649,956     1,600,436

Interest expense:
     Deposits                         417,491        362,946           813,362       738,857
     Repurchase agreements                  0         64,814                 0       119,975
     Other borrowed funds              52,650              0           108,639             0
          Total interest expense      470,141        427,760           922,001       858,832

Net interest income                   384,459        369,222           727,955       741,604
Provision for loan losses                   0        356,500                 0       356,500

  Net interest income after
     provision for loan losses        384,459         12,722           727,955       385,104

Noninterest income:
     Gain (loss) on sale of assets      2,954          4,736             3,453         4,825
     Customer service fees             32,220         30,853            58,915        64,899
          Total other income           35,174         35,589            62,368        69,724

Noninterest expenses:
          Salaries and
            employee benefits         146,005        132,753           261,323       288,050
          Occupancy and equipment      35,461         34,226            74,145        70,725
          Deposit insurance premium     2,003         18,592            21,392        37,738
          Computer expense             15,315         18,359            29,177        27,796
          Service fees                 12,350         12,741            24,537        23,547
          Advertising expense          12,822         13,240            26,115        24,035
          Professional fees            20,488         10,337            26,038        27,042
          Other expense                23,769         34,029            66,923        57,815
          Total other expenses        268,213        274,277           529,650       556,748

Income (loss) before income taxes     151,420       (225,966)          260,673      (101,920)
Income tax expense (benefit)           56,462        (83,999)           97,483       (42,800)

Net income (loss)                     $94,958      $(141,967)         $163,190      $(59,120)

Net income (loss) per share
   of common stock                      $0.33        $(0.47)             $0.58        $(0.20)

Weighted average shares outstanding   283,542        299,007           282,880       299,007

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Shareholders' Equity
   	                                                   Six months ended March 31,
	                                                          1997	         1996
	                                                           (Unaudited)
Common stock, $.01 par value, 1 million shares
  authorized, 331,660 and 322,000  issued and
  outstanding at March 31, 1997 and 1996,
  respectively                                         $    3,317      $   3,220

Additional paid in capital                              3,014,935      2,855,642

Treasury stock, at cost                                  (345,000)             0

Retained earnings:
     Beginning of the period                            3,217,134      3,451,949
     Net income (loss)                                    163,190        (59,120)
     Dividends declared                                   (48,250)       (48,300)
       End of the period                                3,332,074      3,344,529

Unrealized gain (loss) on securities available for
  sale net of deferred tax:
     Beginning of the period                              (26,397)        (3,259)
     Change in unrealized gain or loss                      3,861         23,466
       End of the period                                  (22,536)        20,207

Unearned  ESOP & recognition and retention shares:
     Beginning of the period                             (365,470)      (231,840)
     RRP shares vested and released                        31,878              0
       End of the period                                 (333,592)      (231,840)

Total equity                                           $5,649,198     $5,991,758

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
                                                    	Six months ended March 31,
	                                                       1997	             1996
                                                              (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                     $163,190          $(59,120)
  Adjustments to reconcile net income to net cash
     provided by (used by) operating activities:
          Depreciation and amortization                   20,627            17,653
          Other gains and losses, net                          0            (4,825)
          Net realized gains on available-
              for-sale securities                         (2,896)                0
          (Increase) decrease in accrued
              interest receivable                           (379)             (743)
          Increase (decrease) in accrued expenses
              and other liabilities                      (84,214)          (91,914)
          (Increase) decrease in other assets             84,081          (152,072)
          Provision for loan loss                              0           356,500
          Total adjustments                               17,219           124,599
Net cash provided by operating activities                180,409            65,479

Cash flows from investing activities:
  Net (increase) decrease in interest-bearing
       deposits with banks                            (4,166,397)          195,764
  Purchases of available-for-sale securities          (1,141,435)       (2,076,253)
  Proceeds from maturities of available-
      for-sale securities                                697,100         1,030,727
  Proceeds from sales of available-
     for-sale securities                                 646,422                 0
  Proceed from maturities of
     held-to-maturity securities                          63,623           571,105
 Net (increase) decrease in loans                        (86,922)         (379,913)
  Net purchases of premises and equipment                (12,498)                0
  Proceeds from sale of foreclosed collateral                  0             4,835
  Net cash used in investing activities               (4,000,107)         (653,735)

Cash flows from financing activities:
  Net increase (decrease) in savings and
     NOW deposit accounts,                             1,362,385           173,254
  Net increase (decrease) in time deposits             3,120,273           576,181
  Net decrease in securities sold under
     agreements to repurchase                           (273,951)         (842,607)
  Proceeds from Federal Home Loan Bank advances                0         1,000,000
  Dividends paid                                         (48,250)          (48,300)
  Net cash provided by financing activities            4,160,457           858,528

Net increase (decrease) in cash and due from banks       340,759           270,272
Cash and due from banks at beginning of period         1,428,754         3,338,677
Cash and due from banks at end of period              $1,769,513        $3,608,949

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
                                                    	Six months ended March 31,
	                                                          1997	          1996
                                                               (Unaudited)
Cash paid for:
     Interest                                           $ 919,651       $  863,806
     Income taxes                                       $       0       $   63,264

Non-cash Investing and Financing Activities:

Aggregate investments at market transferred
  from held-to-maturity and reclassified as
  available-for-sale                                    $       0       $2,645,719
















See notes to consolidated financial statements.

-5-

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
March 31, 1997 and 1996


Note 1:  Basis of Presentation

The unaudited information for the three and six months ended March 31, 1997 and March 31, 1996, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September
30, 1996. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Home Building Bancorp, Inc., Home Building Savings Bank, FSB, and the Bank's subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.


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


Note 4:  Earnings Per Common Share

Net income of $0.33 per common share for the three month period and $0.58 for the six month period ended March 31, 1997, was computed by dividing net income for the periods by the weighted average number of shares outstanding, less Employee Stock Ownership Plan (ESOP) shares and Recognition and Retention
Plan (RRP) shares not committed to be released. The weighted average number of shares outstanding for the periods was 283,542 and 282,880, respectively.

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
March 31, 1997 and 1996
(Concluded)


Note 5:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $1,600 to $78,600 for the six month period ended March 31, 1997. This increase was due to a recovery of a loan that was previously charged-off by the Company. No additional provision for loan losses was made during the period ended March 31, 1997. Activity in the allowance for loan losses is as follows:

                 For the six months ended March 31,
	                        1997   	      1996
	Beginning	         $   77,000   	$   77,039

	Provision	                  -            	-
	Charge-offs	                -            	-
	Recoveries	             1,600	            -

	Ending	            $   78,600	   $   77,039

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

General

Home Building Bancorp, Inc. (the Company) was formed at the direction of Home Building Savings Bank, FSB (the Bank), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity that is permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at March 31, 1997, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan (ESOP.)

Established in 1908, the Home Building Savings Bank, FSB is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgages, automobile and consumer loans, and to a lesser extent commercial, multifamily and construction real estate loans. The Bank also invests in U.S. government and agency obligations and may invest in other permissible investments.

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

Financial Condition

For the six months ended March 31, 1997, total assets increased approximately $4.2 million to $46.8 million from $42.6 million at September 30, 1996. Cash and due from banks increased $341,000, while interest bearing deposits increased $4.2 million, as public funds were invested. The Company bids periodically on funds from local units of government, usually for terms under six months in length. These deposits are invested in FHLB time deposits, certificates of deposit at other depository institutions, and other short-term investments, providing the Company with additional interest income. Mortgage-backed securities decreased approximately $571,000, while other investment securities increased $315,000, due to the sale of a mortgage-backed security and purchase of an agency bond. The Company had $7.3 million of its investment portfolio classified as available for sale as of March 31, 1997.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)


Financial Condition, continued

Liabilities increased by approximately $4.1 million as deposits increased by $4.5 compared to December 31, 1996. The Bank's advances from the FHLB remained unchanged. The Bank has maintained deposit interest rates which are competitive for its marketplace and was successful during the period at retaining and increasing deposits. The large increase in deposits was due to short-term public funds.

Results of Operations:
Comparison of the three and six months ended March 31, 1997 and 1996.

General. The Company experienced a net profit of $95,000 for the three months and a net profit of $163,000 for the six months ended March 31, 1997, respectively, compared to net losses of $142,000 and $59,000 for the same periods in 1996. The net loss in the same quarter a year ago resulted from increases in the loan loss reserve due to the bankruptcy of a large commercial borrower.

Interest Income. Total interest income increased by $58,000, or 7.3%, to $855,000 for the three months ended March 31, 1997, compared to the same period last year. Interest income earned by the Company,s loan portfolio decreased $5,000 for the three months ended March 31, 1997, compared to a year ago. This decrease results from a larger proportion of the Company's assets being held in mortgage-backed and other securities, cash and liquid investments. Interest income from mortgage-backed securities increased $19,000 for the most recent quarter, to $106,000, compared to $87,000 the same period a year ago. For the six month period, mortgage-backed securities interest income increased $51,000, to $209,000, from $158,000 during the same period in 1996. Interest income also increased as a result of interest earned on the large deposit of public funds as discussed above.

Interest Expense. Total interest expense increased $42,000, or 9.9%, to $470,000 for the three months ended March 31, 1997, compared to $428,000 for the same period last year. The increase was due to interest paid on a much larger base of deposits. Deposits grew approximately $4.5 million for the three months compared to December 31, 1996. Much of this increase was in short term public deposits. Repurchase agreements were reduced to zero at March 31, 1997. The weighted average cost of savings has declined slightly to 4.55% at March 31, 1997 compared to 4.67% at December 31, 1996. The overall cost of funds, including FHLB advances is 4.64% at March 31, 1997, compared to 4.75% at December 31, 1996. The Company is able to compete aggressively for savings funds when adequate spreads on loans or investments become available. FHLB advances also remain an efficient, available liability management tool.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

Net Interest Income. Net interest income before provision for loan losses increased $15,000, or 4.1%, to $384,000 for the quarter ended March 31, 1997, compared to the same quarter a year ago. As of March 31, 1997, interest-earning assets were 108.2% of interest bearing liabilities.

Demand for mortgage loans was stronger during the most recent quarter compared to last quarter. Short term interest rates, from which the Company determines the rate it offers deposit customers, have increased during the last six months, encouraging borrowers to seek financing before loan rates rise. The Company was also able to attract significant new time deposits during the quarter. Significant increases in short term interest rates would adversely affect the Company's interest rate spread and thus interest income. In the case of some of these funds, such as short-term public funds, the Company could decline to bid and allow them to be withdrawn if acceptable spreads are not available.
The Company's liabilities are generally shorter in term and subject to repricing more frequently than assets.

The Company continues to stress consumer and installment lending, shorter-term (15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable rate securities to respond to changing rates. During the quarter the Company purchased $772,000 of adjustable rate mortgage-backed securities. The Company, as a thrift institution, continues to have a below average exposure to interest rate risk compared to its peers.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three month period ended
March 31, 1997 no additional provision was taken against earnings.  The
Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may require additional reserves as a result of their examinations of the Company, but have not done so. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of March 31, 1997, the Company's allowance for loan losses was $78,600 compared to $77,000 on September 30, 1996. Over the six months period the reserve has increased $1,600 from miscellaneous small recoveries of loans previously written off.

As of March 31, 1997, the Company's non-performing assets totaled $234,000 or 0.52% of total assets. At the same date, the Company's ratio of allowance for loan losses to non-performing assets was 32.3%.

Noninterest Income. Noninterest income remained relatively unchanged at $35,000 for the most recent quarter compared to $36,000 for the same quarter a year ago. For the six month period noninterest income decreased $6,000 from $65,000 a year ago to $59,000 for the period ended March 31, 1997. The period a year ago had included significant amounts from the sale of the Company's data center, which is now complete.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)


Noninterest Expense. Total noninterest expense decreased $6,000, or 2.1%, to $268,000 for the latest quarter compared to $274,000 the same quarter a year ago. The decrease was due to reduced deposit insurance premiums which fell from $19,000 for the quarter a year ago to $2,000 for the most recent quarter. For the six months noninterest expenses fell $27,000 from $557,000 last year to $530,000 for the six months ended March 31, 1997. Compared to the same six month period a year ago, the Company had one full time employee equivalent less. Management believes it will be necessary to add back at least one full time equivalent in connection with the recent addition of Saturday office hours.

Income Tax Expense. Income tax expense was $56,000 for the most recent quarter compared to a credit of $84,000 for the same quarter a year ago. The credit last year stemmed from the overall loss experienced due to the loan losses.
For the six months ended March 31, 1997, tax expense was $97,000 compared to a credit of $59,000 for the same six month period a year ago. Income before tax expense was $151,000 this quarter compared to a loss of $142,000 for the same quarter a year ago. For the six month period ended March 31, 1997, income before tax was $261,000 compared to a loss of $102,000 for the same period in 1996.

Liquidity and Capital Requirements. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of March 31, 1997, the Bank's liquidity ratio was 23.25% which is well above the regulatory requirements. This high ratio was due to the large amount of public funds on short-term deposit, which were invested in assets qualifying as liquidity.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At March 31, 1997, the Bank had outstanding commitments to extend credit totaling $1.1 million. Management believes loan repayments, deposits and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at March 31, 1997, relative to the regulatory capital requirements.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(concluded)


Liquidity and Capital Requirements, continued

                                       	Amount
	                                  (in thousands)	   Percent of Assets
Tangible Capital	                    $    4,446   	        9.57%
Tangible Capital Requirement	               697	           1.50
Excess	                              $    3,749	           8.07%

Core Capital	                        $    4,446	           9.57%
Core Capital Requirement	                 1,394	           3.00
Excess	                              $    3,052	           6.57%

Total Capital (Core & Supple.)      	$    4,525	          20.62%
Risk-Based Capital Requirement	           1,756	           8.00
Excess	                              $    2,769	          12.62%

PART II. OTHER INFORMATION




Item 4.	Submission of Matters to a Vote of Security Holders

	(a)  January 20, 1997
	(b)  See (c)
	(c)  Election of Directors
       		Name of Nominee	                   For	           Withheld
		       Robert M. Murray (1-year term)	  245,892	            100
		       James E. Scheid (3-year term)	   245,842	            150
		       Gregory L. Haag (3-year term)	   245,292	            700

       		Further, 239,729 votes were cast for the ratification of Kemper CPA
         Group,	LLC as the Company's independent auditors for the fiscal year ending September 30, 1997.  There were 350 votes cast against
         ratification with 5,913	abstaining.
	(d)  Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27:	Financial Data Schedule (electronic filing only)

	(b)	There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					HOME BUILDING BANCORP, INC.
					Registrant



Date:    5/14/97              		/s/ Bruce A. Beesley
                               					Bruce A. Beesley, President and Chief
						                              Executive Officer (Duly Authorized Officer)



Date:    5/14/97              		/s/ Debra K. Shields
						                              Debra K. Shields, Vice President and
						                              Chief Financial Officer (Principal Financial
						                              and Accounting Officer)

INDEX OF EXHIBITS



Exhibit		Description

27	Financial Data Schedule (electronic filing only)