Form 10QSB
period 1997-06-30
HOME BUILDING BANCORP INC
filed 1997-08-11
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997 or

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

As of August 11, 1997 there were 331,660 shares of the Registrant's common stock issued and outstanding.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Transitional Small Business Disclosure Format:
{ } Yes          {X} No

HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information	Page

	Item 1. Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at June 30, 1997 	       1
	and September 30, 1996

	Consolidated Statements of Income for the Three and Nine Months
	Ended June 30, 1997 and 1996		                                          2

	Consolidated Statements of Shareholders' Equity for the
	Nine Months Ended June 30, 1997 and 1996		                              3

	Consolidated Statements of Cash Flows for the Nine Months Ended
	June 30, 1997 and 1996		                                                4

	Notes to Consolidated Financial Statements		                            6

	Item 2.  Management's Discussion and Analysis of Financial Condition 	  8
	and Results of Operations

Part II. Other Information		                                             12

	Signatures			                                                           13

	Index of Exhibits		                                                     14

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition
	                                                     (Unaudited)
	                                                       June 30,    	    Sept. 30,
                                                         1997        	     1996
ASSETS
Cash and due from banks                                $1,420,470       $ 1,428,754
Interest-bearing deposits with banks                    6,706,113         3,793,704
Securities available for sale, amortized cost of
     $7,178,966 and $7,577,212                          7,167,794         7,532,540
Securities held to maturity, fair market value of
     $381,000 and $473,000                                377,824           473,104
Loans receivable, net of allowance for loan losses of
     $82,668 and $77,000                               28,228,835        28,108,279
Accrued interest receivable                               185,211           174,519
Premises and equipment                                    783,257           787,008
Other assets                                              194,350           262,792
      Total assets                                    $45,063,854       $42,560,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Savings and NOW deposits                              $14,127,836       $11,571,843
Other time deposits                                    21,084,050        21,055,789
    Total deposits                                     35,211,886        32,627,632

Advances from Federal Home Loan Bank                    3,699,985         3,699,985
Securities sold under agreements to repurchase                  -           273,951
Accrued expenses and other liabilities                    378,486           460,613
      Total liabilities                                39,290,357        37,062,181

Shareholders' equity
    Common stock, $.01 par value, 1 million shares
     authorized, 331,660 issued and outstanding             3,317             3,317
    Additional paid in capital                          3,037,240         3,014,935
     Treasury stock, at cost                             (345,000)         (345,000)
    Retained earnings                                   3,395,735         3,217,134
    Unrealized loss on available for sale securities,
      net of deferred tax                                  (6,703)          (26,397)
    Unearned ESOP & recognition and retention shares     (311,092)         (365,470)
      Total shareholders' equity                        5,773,497         5,498,519

      Total liabilities and shareholders' equity      $45,063,854       $42,560,700

See notes to consolidated financial statements.

Home Building Bancorp., Inc.
Washington, Indiana
Consolidated Statements of Income

                                            Three months ended           Nine months ended
                                                 June 30,                     June 30,
                                            1997        1996             1997         1996
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Interest income:
     Loans receivable                    $  599,583    $  588,824      $ 1,795,274    $1,818,722
     Investments                             44,751        39,695          119,176       117,191
     Mortgage-backed  securities             98,776        94,468          307,637       252,745
     Deposits with other banks              103,092        72,227          274,071       206,992
          Total interest income             846,202       795,214        2,496,158     2,395,650

Interest expense:
     Deposits                               412,239       387,285        1,225,601     1,126,142
     Repurchase agreements                        -         6,112                -        20,755
     Other borrowed funds                    52,727        57,411          161,366       162,743
          Total interest expense            464,966       450,808        1,386,967     1,309,640

Net interest income                         381,236       344,406        1,109,191     1,086,010
Provision for loan losses                     5,000             -            5,000       356,500

  Net interest income after
        provision for loan losses           376,236       344,406        1,104,191       729,510

Noninterest income:
     Gain (loss) on sale of assets            9,231         1,106           12,684         5,931
     Customer service fees                   26,508        54,284           85,423       119,183
          Total other income                 35,739        55,390           98,107       125,114

Noninterest expenses:
     Salaries and employee benefits         125,455       105,057          386,778       393,107
     Occupancy and equipment                 37,807        36,647          111,952       107,372
     Deposit insurance premium                4,997        19,006           26,389        56,744
     Computer expense                        12,352        14,281           41,529        42,077
     Service fees                            12,617         9,508           37,154        33,055
     Advertising expense                     14,206        11,191           40,321        35,226
     Professional fees                       10,844        19,622           36,882        46,664
     Other expense                           50,697        54,821          117,620       112,636
          Total other expenses              268,975       270,133          798,625       826,881

Income before income taxes                  143,000       129,663          403,673        27,743
Income tax expense                           55,963        47,712          153,446         4,912

Net income                                 $ 87,037      $ 81,951        $ 250,227      $ 22,831

Net income per share of common stock       $   0.30      $   0.27        $    0.88      $   0.08
Weighted average shares outstanding         285,973       299,007          284,406       299,007

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Shareholders' Equity
                                                       	Nine months ended June 30,
	                                                          1997	             1996
	                                                                (Unaudited)
Common stock, $.01 par value, 1 million shares
    authorized, 331,660 issued and outstanding
   Beginning of period                                $    3,317          $   3,220
   Issuance of 9,660 shares under Recognition
      and Retention Plan (RRP)                                 -                 97
   End of Period                                           3,317              3,317

Additional paid in capital
   Beginning of period                                 3,014,935          2,855,642
   Allocation of 2,250 ESOP shares                        22,305                  -
   Issuance of 9,660 shares under Recognition
      and Retention Plan (RRP)                                 -            159,293
   End of Period                                       3,037,240          3,014,935

Treasury stock, at cost                                 (345,000)                 -

Retained earnings:
     Beginning of the period                           3,217,134          3,451,949
     Net income                                          250,227             22,831
     Dividends declared                                  (71,626)           (72,450)
     End of the period                                 3,395,735          3,402,330

Unrealized gain (loss) on securities available
    for sale, net of deferred tax:
     Beginning of the period                             (26,397)            (3,259)
     Change in unrealized gain or loss                    19,694            (11,301)
     End of the period                                    (6,703)           (14,560)

Unearned  ESOP & recognition and retention shares       (311,092)          (391,230)

Total equity                                         $ 5,773,497        $ 6,014,792


See notes to consolidated financial statements.


Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
	                                                       Nine months ended June 30,
                                                	          1997	            1996
	                                                                 (Unaudited)
Cash flows from operating activities:
  Net income                                           $  250,227         $  22,831
  Adjustments to reconcile net income to net cash
     provided by (used by) operating activities:
          Depreciation and amortization                    30,474            28,773
          Other gains and losses, net                           -            (5,931)
          Net realized gains on available-for-sale
            securities                                    (10,989)                -
          (Increase) decrease in accrued interest
            receivable                                    (10,692)           (1,986)
          Increase (decrease) in accrued expenses
            and other liabilities                          (5,444)         (148,404)
          (Increase) decrease in other assets              54,636           (94,648)
          Provision for loan loss                           5,000           356,500
          Total adjustments                                62,985           134,304
Net cash provided by operating activities                 313,212           157,135

Cash flows from investing activities:
  Net (increase) decrease in interest-bearing
    deposits with banks                                (2,912,409)          397,129
  Purchases of available-for-sale securities           (2,283,616)       (2,076,253)
  Proceeds from maturities of available-for-sale
    securities                                            907,933         1,132,101
  Proceeds from sales of available-for-sale securities  1,784,918                 -
  Proceed from maturities of held-to-maturity securities   95,280           144,573
  Net (increase) decrease in loans                       (125,556)          810,974
  Net purchases of premises and equipment                 (26,723)                -
  Proceeds from sale of foreclosed collateral                   -            38,477
  Net cash used in investing activities                (2,560,173)          447,001

Cash flows from financing activities:
  Net increase (decrease) in savings and NOW
   deposit accounts                                     2,555,993           376,311
  Net increase (decrease) in time deposits                 28,261         1,069,593
  Net decrease in securities sold under
   agreements to repurchase                              (273,951)         (777,424)
  Proceeds from Federal Home Loan Bank advances                 -         1,000,000
  Dividends paid                                          (71,626)          (72,450)
  Net cash provided by financing activities             2,238,677         1,596,030
Net increase (decrease) in cash and due from banks         (8,284)        2,200,166

Cash and due from banks at beginning of period          1,428,754         3,338,677
Cash and due from banks at end of period              $ 1,420,470       $ 5,538,843

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
                                                      	Nine months ended June 30,
                                                        	1997	              1996
	                                                              (Unaudited)
Cash paid for:
    Interest                                          $ 1,387,411       $ 1,307,339
    Income taxes                                      $         -       $    66,614


Noncash Investing and Financing Activities:

Aggregate investments at market transferred
  from held-to-maturity and reclassified as
  available-for-sale                                  $         -       $ 2,645,719











See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 1997 and 1996

Note 1:  Basis of Presentation

The unaudited information for the three and nine months ended June 30, 1997 and June 30, 1996, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 1996. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


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


Note 4:  Earnings Per Common Share

Net income of $0.30 per common share for the three month period and $0.88 for the nine month period ended June 30, 1997, was computed by dividing net income for the periods by the weighted average number of shares outstanding, less Employee Stock Ownership Plan (ESOP) shares and Recognition and Retention Plan (RRP) shares not committed to be released. The weighted average number of shares outstanding for the periods was 285,973 and 284,406, respectively.

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
June 30, 1997 and 1996
(Concluded)

Note 5:  Allowance for Loan Losses and Loan Loss Provision

Activity in the allowance for loan losses was as follows:

    	              For the nine months ended June 30,
	                          1997     	     1996
	Beginning	            $   77,000    	$   77,039
	Provision	                 5,000             	-
	Charge-offs              	(1,108)            	-
	Recoveries	                1,776	             -
	Ending	               $   82,668	    $   77,039

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

General

Home Building Bancorp, Inc. (the Company) was formed at the direction of Home Building Savings Bank, FSB (the Bank), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity that is permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion.
The Company had not engaged in any material operations at June 30, 1997, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan (ESOP.)

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

Financial Condition

For the nine months ended June 30, 1997, total assets increased approximately $2.5 million to $45.1 million from $42.6 million at September 30, 1996. Cash and due from banks decreased $9,000, while interest bearing deposits increased $2.9 million, as public funds and escrow accounts were invested. The Company bids periodically on funds from local units of government, usually for terms under six months in length. These deposits are invested in FHLB time deposits, certificates of deposit at other depository institutions, and other short-term investments, providing the Company with additional interest income. The Company has also been escrow agent for several local real estate transactions which have also been a source of short-term deposits. The
Company had $7.2 million of its investment portfolio classified as available for sale as of June 30, 1997.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)


Financial Condition, continued

Liabilities increased by approximately $2.2 million as deposits increased by $2.6 compared to September 30, 1996. The Bank's advances from the FHLB remained unchanged. The Bank has maintained deposit interest rates which are competitive for its marketplace and was successful during the period at retaining and increasing deposits. The large increase in deposits was due to short-term public funds and escrow accounts.

The Company recognizes the temporary nature of public-funds and escrow deposits, and does not rely on them for liquidity or funding lending operations. The Company's liabilities are generally shorter in term and subject to repricing more frequently than assets. The Company continues to stress consumer and installment lending, shorter-term (15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable rate securities to respond to changing rates. The Company, as a thrift institution, continues to have a below average exposure to interest rate risk compared to its peers.


Results of Operations:
Comparison of the three and nine months ended June 30, 1997 and 1996.

General. The Company experienced a net profit of $87,000 for the three months and a net profit of $250,000 for the nine months ended June 30, 1997, respectively, compared to net profit of $82,000 and $23,000 for the same periods in 1996. The net profit for the same nine month period a year ago was affected by the increased loan loss provision during the second quarter of fiscal year 1996.

Interest Income. Total interest income increased by $51,000, or 6.4%, to $846,000 for the three months ended June 30, 1997, compared to the same period last year. Interest income earned by the Company's loan portfolio increased $11,000 for the three months ended June 30, 1997, compared to a year ago. This increase results from a growth in the loan portfolio compared to a year ago. Interest income from mortgage-backed securities increased $5,000 for the most recent quarter, to $99,000, compared to $94,000 the same period a year ago. For the nine month period, mortgage-backed securities interest income increased $55,000, to $308,000, from $253,000 during the same period in 1996. Interest income also increased as a result of interest earned on the large deposits of public fund and escrow accounts as discussed above.

Interest Expense. Total interest expense increased $14,000, or 3.1%, to $465,000 for the three months ended June 30, 1997, compared to $451,000 for the same period last year. The increase was due to interest paid on a much larger base of deposits. The weighted average cost of savings remained basically unchanged at 4.53% at June 30, 1997 compared to 4.55% at March 31, 1997. The overall cost of funds, including FHLB advances remains at 4.64% on June 30, 1997, the same as March 31, 1997. The Company is able to compete aggressively for savings funds when adequate spreads on loans or investments become available. FHLB advances also remain an efficient, available liability management tool.

Short-term interest rates, from which the Company determines the rates it offers deposit customers, had been expected to increase during the most recent quarter. Instead, interest rates have remained steady. Consequently, the Company benefited throughout the quarter from stable rates and high levels of short-term deposits on which it paid rates below the Company's overall average cost of funds.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

Net Interest Income. Net interest income before provision for loan losses increased $37,000, or 10.7%, to $381,000 for the quarter ended June 30, 1997, compared to the same quarter a year ago. As of June 30, 1997, interest-earning assets were 112.8% of interest bearing liabilities.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three month period ended
June 30, 1997, $5,000 in additional provision was taken against earnings. The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may require additional reserves as a result of their examinations of the Company, but have not done so. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of June 30, 1997, the Company's allowance for loan losses was $82,700 compared to $77,000 on September 30, 1996. Over the nine month period the reserve has increased $5,700 net from the addition made for this quarter, a small loan write-off and miscellaneous small recoveries of loans previously written off.

As of June 30, 1997, the Company's nonperforming assets totaled $173,000 or 0.38% of total assets. At the same date, the Company's ratio of allowance for loan losses to nonperforming assets was 47.8%.

Noninterest Income. Noninterest income was $36,000 for the most recent quarter compared to $55,000 for the same quarter a year ago. For the nine month period Noninterest income decreased $27,000 from $125,000 a year ago to $98,000 for the period ended June 30, 1997. The period a year ago had included significant amounts from the sale of the Company's data center, which is now complete.

Noninterest Expense. Total noninterest expense decreased $1,000, or .4%, to $269,000 for the latest quarter compared to $270,000 the same quarter a year ago. For the nine months, noninterest expenses fell $28,000 from $827,000 last year to $799,000 for the nine months ended June 30, 1997. The change for the nine month period results from lower FDIC assessments and professional fees.

Income Tax Expense. The change in income tax expense was related directly to the change in net income before income tax provision for the periods reported.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)


Liquidity and Capital Requirements. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of June 30, 1997, the Bank's liquidity ratio was 17.23% which is well above the regulatory requirements. This high ratio was due to the large amount of public funds on short-term deposit, which were invested in assets qualifying as liquidity.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At June 30, 1997, the Bank had outstanding commitments to extend credit totaling $555,000. Management believes loan repayments, deposits and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, but are not relied upon in the regular course of business.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at June 30, 1997, relative to the regulatory capital requirements.



                                       	Amount
	                                  (in thousands)	    Percent of Assets
Tangible Capital	                    $    4,458	            9.89%
Tangible Capital Requirement	               671	            1.50
Excess	                              $    3,787	            8.39%

Core Capital	                        $    4,458	            9.89%
Core Capital Requirement	                 1,341   	         3.00
Excess	                              $    3,117	            6.89%

Total Capital (Core & Supple.)      	$    4,541	           20.97%
Risk-Based Capital Requirement	           1,733	            8.00
Excess	                              $    2,808	           12.97%

PART II. OTHER INFORMATION




Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27:	Financial Data Schedule (electronic filing only)

	(b)	There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               				HOME BUILDING BANCORP, INC.
                                   Registrant



Date:    8/11/97                 		/s/ Bruce A. Beesley
                               				Bruce A. Beesley, President and Chief
						                             Executive Officer (Duly Authorized Officer)



Date:     8/11/97                		/s/ Debra K. Shields
                                   Debra K. Shields, Vice President and
						                             Chief Financial Officer (Principal Financial
						                             and Accounting Officer)

INDEX OF EXHIBITS



Exhibit		Description

27	Financial Data Schedule (electronic filing only)