Form 10KSB40
period 1997-09-30
HOME BUILDING BANCORP INC
filed 1997-12-29
CIK 930594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997
	OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission file number:   0-24896

HOME BUILDING BANCORP, INC.
(Name of small business issuer in its charter)

                    Indiana            	                   35-1935840
 (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                                   No.)

  200 East VanTrees Street, Washington, Indiana 			  47501
       (Address of principal executive offices)				(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State the issuer's revenues for its most recent fiscal year:  $3.4 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of December 22, 1997, was $4.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 22, 1997, there were issued and outstanding 289,574 shares of the Registrant's Common Stock.

	DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997.
Part III of Form 10-KSB - Portions of the Proxy Statement for the Annual Meeting of Stockholders held in January 1998.
Transitional Small Business Disclosure Format (check one):  Yes      ; No   X .

	Forward-Looking Statements

When used in this Annual Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors-including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors-could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

At September 30, 1997, the Company had $41.7 million of assets and stockholders' equity of $5.9 million (or 14.1% of total assets).

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

Lending Activities

General. Historically, the Company originated primarily fixed-rate one- to four-family mortgage loans. In the early 1980's, the Company introduced the origination of ARM loans and short-term loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than traditional long-term, fixed-rate mortgage loans. Nevertheless, the Company has continued to originate fixed-rate mortgage loans in response to customer demand, generally for terms of up to 15 years. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations
- Asset/Liability Management" contained in the Annual Report to
Stockholders attached hereto as Exhibit 13 (the "Annual Report").

The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, consumer loans (including automobile loans), and to a significantly lesser extent, commercial business, construction, multi-family and commercial real estate loans. Substantially all of the Company's loans are originated in its primary market area. At September 30, 1997, the Company's net loans receivable totaled $28.6 million.

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

The Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At September 30,
1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $671,000. At September 30, 1997, the Bank had no loans with aggregate outstanding balances in excess of this amount. The Company's largest lending relationship at that date consisted of nine loans to a single borrower totaling $451,000 secured by a first mortgage on the borrower's residence and commercial inventory, equipment and account receivables. The Company had only four other loans or lending relationships in excess of $150,000 at September 30, 1997. All these loans are currently performing in accordance with their repayment terms.

Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                             At September 30,
                                  1996                             1997
                               Amount       Percent       Amount       Percent
                                            (Dollars in Thousands)

Real Estate Loans:
 One- to four-family           $21,816        77.0%       $22,160        77.0%
 Residential construction          276         1.0            295         1.0
 Multi-family and commercial        82          .3            410         1.4
     Total real estate loans    22,174        78.3         22,865        79.4

Other Loans:
 Consumer Loans:
  Automobile                     2,186         7.7          2,037         7.0
  Home equity/home improvement
    /2nd mortgages               2,128         7.5          2,175         7.6
  Unsecured                        338         1.2            320         1.1
  Deposit account                  344         1.2            305         1.1
  Other                            ---         ---            ---         ---
     Total consumer loans        4,996        17.6          4,837        16.8
 Commercial business loans       1,173         4.1          1,080         3.8
     Total other loans           6,169        21.7          5,917        20.6
 Total loans receivable, gross  28,343       100.0%        28,782       100.0 %


Less:
 Loans in process                   75                         47
 Deferred fees and discounts        83                         71
 Allowance for losses               77                         81
 Total loans receivable, net   $28,108                    $28,583

During the 1997 fiscal year, the Company's percentage of fixed-rate loans increased from the prior fiscal year. The following table presents the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                             At September 30,
                                  1996                             1997
                               Amount       Percent       Amount       Percent
                                            (Dollars in Thousands)

Fixed-Rate Loans:
 Real estate:
  One- to four-family        $14,094          49.7%       $16,449         57.2%
  Residential construction       276           1.0            295          1.0
  Multi-family and commercial     82            .3            410          1.4
     Total real estate loans  14,452          51.0         17,154         59.6

 Consumer                      4,996          17.6          4,837         16.8
 Commercial business           1,173           4.2          1,080          3.8
     Total fixed-rate loans   20,621          72.8         23,071         80.2

Adjustable-Rate Loans:
 Real estate:
  One- to four-family          7,722          27.2          5,711         19.8
     Total adjustable-rate
         loans                 7,722          27.2          5,711         19.8
     Total loans receivable,
         Gross                28,343         100.0%        28,782        100.0%
Less:
 Loans in process                 75                           47
 Deferred fees and discounts      83                           71
 Allowance for loan losses        77                           81
    Total loans receivable,
           Net               $28,108                      $28,583

The following table presents the contractual maturities of the Company's loan portfolio at September 30, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or due-on-sale clauses.

                               Real Estate
                             Multi-family
                    One- to      and       Residential            Commercial
                 Four-Family  Commercial  Construction  Consumer   Business  Total
                                               (In Thousands)

Due During
Periods Ending
September 30,
1998(1)              $  47     $  ---         $294        $1,092     $ 663   $2,096
1999 through 2002      985        ---          ---         2,622       300    3,907
2003 and following  20,580        257          ---         1,415       527   22,779
  Total            $21,612       $257         $294        $5,129    $1,490  $28,782

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after September 30, 1998 which have fixed interest rates is $21.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $5.7 million.

One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts (which include radio, newspaper and direct mail), its present customers, walk-in customers and referrals from real estate brokers. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At September 30, 1997, such loans constituted 57.2% of the Company's gross loans receivable, up from 49.7% at September 30, 1996.

The Company currently offers fixed-rate and ARM loans. For the year ended September 30, 1997, the Company originated $855,000 of adjustable-rate real estate loans secured by one- to four-family residential real estate. During the same period, the Company originated $5.35 million of fixed-rate one- to four-family real estate loans. The Company's one- to four-family residential mortgage originations are secured by properties located in its primary market area.

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

Currently, the Company will loan up to 97% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure to not more than 80% of the appraised value or sales price, as applicable. The loan-to-value ratio on non-owner occupied one-to four-family loans is generally 70% of the lesser of the sales price or appraised value of the security property. Residential loans do not include prepayment penalties, are non-assumable, and do not produce negative amortization. Real estate loans originated by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

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

Residential Construction Lending. The Company makes construction loans to individuals for the construction of their residences and, from time to time, to established builders for the construction of residential homes without an underlying sales contract. At September 30, 1997, all of the Company's construction loans were secured by property located within the Company's market area.

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

Consumer Lending. Management considers consumer lending to be an important component of its asset/liability management strategy. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus helping to reduce the Company's exposure to changes in interest rates, and carry higher rates than do residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report. In addition, management believes that offering consumer loan products helps expand and create stronger ties to its existing customer base. Currently the second largest component of the Company's loan portfolio, at September 30, 1997 consumer loans comprised 16.8% of the Company's gross loans receivable, down from 17.6% at September 30, 1996.

The Company offers a variety of secured consumer loans, including automobile loans (on both new and used automobiles), home improvement and home equity loans and loans secured by savings deposits. The
Company also offers unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low ($88,000, or approximately 1.7% of the Company's consumer loan portfolio at September 30, 1997), there can be no assurance that delinquencies will not increase in the future. See "Asset Quality - Non-Performing Assets."

Commercial Business Lending. The Company originates commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. The Company's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

Multi-Family and Commercial Real Estate Lending.  The
Company originates a limited amount of real estate loans secured by multi-family and non-residential properties. The Company's Board of Directors currently evaluates applications for loans secured by multi-family or commercial income-producing property on a case by case basis.

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

At September 30, 1997, the Company had outstanding commitments for mortgage loans, home equity lines of credit and commercial business loans of approximately $879,000. The Company invests its excess funds in mortgage-backed securities and bonds issued by U.S. government agencies. See Note 13 of the Notes to Consolidated Financial Statement. See "- Investments."

The Company does not currently service loans for other entities.

The following table presents the loan origination and repayment activities of the Company and the purchase, sale and repayment activities of the Company's mortgage-backed securities for the periods indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.


                                        Year Ended September 30,
                                        1996               1997
                                             (In Thousands)

Originations by type:
 Adjustable rate:
  Real estate - one- to four-family       $   825          $    855
 Fixed rate:
  Real estate - one- to four-family         2,876             5,353
     - multi-family and commercial          1,845               392
     - residential and other
           construction                       276               523
Non-real estate - consumer                  3,803             3,156
         Total fixed-rate                   8,800             9,424
         Total loans originated             9,625            10,279

Purchases:
  Total mortgage-backed
       securities purchased                 2,641             1,299

Sales and Repayments:
  Total mortgage-backed securities sold       ---              (883)
         Total sales                          ---              (883)
  Principal repayments                     (7,918)           (6,918)
         Total reductions                  (7,918)           (7,801)
Increase (decrease) in other items, net    (3,382)           (1,246)
         Net increase                     $   966           $ 2,531

Asset Quality

General. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a late notice is sent to the borrower on all loans over 30 days delinquent. If the loan becomes 60 days delinquent and the borrower has not attempted to contact the Company to arrange an acceptable plan to bring the loan current, a letter is sent to the borrower by requesting that the loan be brought current within 30 days; otherwise, the loan will be referred to the Company's attorneys for collection. If the borrower contacts the Company with a reasonable explanation for the delinquency, the Company generally will attempt to reach workable accommodations with the borrower to bring the loan current. All proposed workout arrangements are evaluated on a case by case basis, based on the best judgement of the Company's Chief Executive Officer (or the Executive Committee if the matter is referred to it by the Chief Executive Officer), considering, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reason for the delinquency. In all cases, if the Company believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, management may refer loans for collection even sooner than the 90 days described above.

When a loan becomes delinquent 90 days or more, the Company will place the loan on non-accrual status and, as a result, previously accrued interest income on the loan is taken out of current income. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. See "Business of the Company - Lending Activities -- Consumer
Lending." The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                       Loans Delinquent For:
                 60-89 Days            90 Days and Over            Total Delinquent Loans
                             Percent                 Percent                      Percent
                             Of Loan                 of Loan                       of Loan
              Number  Amount Category Number Amount  Category     Number  Amount  Category
                                 (Dollars in Thousands)
One- to
  four-family    7    $195      .9%      8    $171      .8%         15     $366      1.7%
Consumer         9       9      .2      14      79     1.5          23       88      1.7
   Total        16    $204      .8%     22    $250      .9%         38     $454      1.7%

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. All loans delinquent 90 days and over are placed on non-accrual status. Loans are also placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed in-substance foreclosed at September 30, 1997.

                                                   At September 30,
                                                1996                1997
                                                 (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                          $  84                $171
  Consumer                                        65                  79
     Total                                       149                 250

Total non-performing assets                     $149                $250
Non-performing assets as a
      percentage of total assets                 .35%               .60%

For the year ended September 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $8,000, none of which was included in interest income.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1997, the Company had classified a total of $232,000 of its assets as substandard, $18,000 as doubtful, none as loss and the Company had designated $163,000 as special mention. At September 30, 1997, total classified assets comprised $250,000, (without special mention) or 4.2% of the Company's capital, or .60% of the Company's total assets.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 1997, there was also an aggregate of $163,000 in net book value of loans secured by four single family residences with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management considered these loans in establishing the Company's allowance for loan losses.

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 1997, the Company had a total allowance for loan losses of $81,000 representing 32.40% of total non-performing loans and .29% of the Company's net loans receivable. See Note 3 of the Notes to Consolidated Financial Statements.

The following table sets forth an analysis of the Company's allowance for loan losses.


                                      Year Ended September 30,
                                       1996              1997
                                       (Dollars in Thousands)

Balance at beginning of period         $ 77              $ 77
Charge-offs:
  One- to four-family                   ---               ---
  Consumer                              410                 3
    Total charge-offs                   410                 3

Recoveries:
  Consumer                              ---                 2
    Total recoveries                    ---                 2

Net charge-offs                        (410)               (1)
Additions charged to operations         410                 5
Balance at end of period               $ 77              $ 81

Ratio of net charge-offs during
the period to average loans
outstanding during the period          1.46%              --- %

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                             At September 30,
                                     1996                        1997
                                         Percent                     Percent
                                         of Loans                    of Loans
                                         in Each                     in Each
                             Amount of   Category       Amount of   Category
                             Loan Loss   to Total       Loan Loss   to Total
                             Allowance    Loans         Allowance    Loans
                                            (Dollars in Thousands)
One- to four-family           $63         76.8%           $65         80.2%
Multi-family and commercial     2          4.5              2          2.5
Consumer                       11         18.6             13         16.0
Unallocated                     1           .1              1          1.3
    Total                     $77        100.0%           $81        100.0%

Investment Activities

General. The Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1997, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.81%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

Generally, the investment policy of the Company as established by the Board of Directors is to invest funds among various categories of investments and maturities based upon the Company's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Subject to the Board's direction, the President
(and such other officers as the President may from time to time authorize with the Board's permission) manages and oversees the Company's investments and objectives for its investment portfolio. Currently, President Beesley and Vice Presidents Shields and Kim Murray are authorized to act in such capacity. All securities transactions are disclosed to the Board of Directors at their next regular meeting or to the Executive Committee of the Company, which usually meets monthly. All securities transactions are reported to the entire Board of Directors.

Investment Securities.  It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade.
 At September 30, 1997, all of the Company's investment securities were
classified as available for sale.   At such date, the weighted average term
to maturity or repricing of the investment securities portfolio was 3.8 years (excluding FHLB Stock and equity securities).

The following table sets forth the composition and carrying value of the Company's investment security portfolio at the dates indicated.


                                                At September 30,
                                        1996                        1997
                                 Book         % of             Book       %of
                                 Value        Total            Value      Total
                                              (Dollars in Thousands)
Investment securities:
  Federal agency obligations    $1,737         77.93%          $2,477     85.27%
  Municipal bonds                  ---           ---              ---       ---
     Subtotal                    1,737         77.93            2,477     85.27
  Other debt securities            157          7.04               93      3.20
Equity securities at lower of
      cost or market               ---           ---              ---       ---
FHLB stock                         335         15.03              335     11.53
     Total investment securities
      And FHLB stock            $2,229        100.0%           $2,905    100.0%

Average remaining life
    of investment securities	   4.2 yrs.                      3.8 yrs.

Other interest-earning assets:
  Total interest-bearing
     deposits with banks        $3,794        100.0%           $2,522    100.0%

Average remaining life or term
 to repricing of investment
 securities and other interest-
 earning assets, excluding
 FHLB stock and equity
 securities                      2.6 yrs.                     2.6 yrs.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                      September 30, 1997
                                 Due After      Due After
                      Due in      1 Year        5 Years
                      1 Year     Through        Through   Due After          Total
                      or Less    5 Years        10 Years   10 Years  Investment Securities
                     Carrying    Carrying        Carrying   Carrying   Amortized     Fair
                      Value       Value           Value      Value      Cost        Value
                                         (Dollars in Thousands)
Federal agency
 Obligations          $ ---       $ ---         $1,978       $ 502      $2,480     $2,478
Other investment
 securities             ---          93            ---         ---          93         93
Equity securities       ---         ---            ---         ---         ---        ---
Total investment
 Securities           $ ---         $93         $1,978        $502      $2,573     $2,571

Weighted average
 Yield                  ---%       6.89%         6.87%       6.97%       6.89%      6.90%

The Company's investment securities portfolio at September 30, 1997, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10.0% of the Company's retained earnings, excluding those issued by the United States Government or its agencies. For additional information regarding the Company's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

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

Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to
collateralize borrowings or other obligations of the Company.   The Bank
has a blanket pledge with the Federal Home Loan Bank of Indianapolis which obligates 100% of its mortgage loans and mortgage-backed securities. No specific mortgage-backed securities or loans were pledged to secure the Bank's obligations at September 30, 1997.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

Historically, most of the Company's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Company has begun to purchase other types of mortgage-backed securities consistent with its asset/liability management objectives. In this regard, the Company emphasizes the purchase of adjustable-rate, mortgage-backed securities for asset/liability management purposes and in order to supplement the Company's origination of ARM loans. At September 30, 1997, $2.30 million, or 46.9%, of the Company's mortgage-backed securities carried adjustable rates of interest.

The following table sets forth the composition and carrying value of the Company's mortgage-backed securities at the dates indicated. For additional information regarding the fair market values of the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.


                                                 At September 30,
                                        1996                        1997
                               Carrying       % of           Carrying     %of
                                 Value        Total            Value      Total
                                              (Dollars in Thousands)

Mortgage-backed securities:
  FHLMC                         $3,994        69.15%          $2,327     47.28%
  FNMA                           1,726        29.88            2,551     51.83
  GNMA                              14          .24               12       .24
     Subtotal                    5,734        99.27            4,890     99.35
Unamortized premium
 (discounts), net                  42           .73              32        .65
     Total mortgage-backed
       Securities              $5,776        100.0%          $4,922     100.0%

The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1997; however, the expected average life to maturity of this portfolio is generally 5 to 6 years. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                      September 30, 1997
                                 Due After      Due After
                      Due in      1 Year        5 Years
                      1 Year     Through        Through   Due After          Total
                      or Less    5 Years        10 Years   10 Years  Investment Securities
                     Carrying    Carrying        Carrying   Carrying   Amortized     Fair
                      Value       Value           Value      Value      Cost        Value
                                         (Dollars in Thousands)
FHLMC                  $109       $455            $ 41       $1,747     $2,352      $2,364
FNMA                    ---        ---             729        1,806      2,535       2,551
GNMA                    ---         12             ---          ---         12          12
Total mortgage-backed
   Securities          $109       $467            $770       $3,553     $4,899      $4,927

Weighted average
 yield                 6.21%      8.07%           6.68%       7.13%      7.13%       7.09%

Sources of Funds

General. The Company's primary sources of funds are deposits, payment of principal and interest on loans (including mortgage-backed securities), interest earned on investment securities, time deposits with other banks, FHLB advances, and funds provided from operations.
Borrowings, principally FHLB advances, are used to support lending activities and to assist in the Company's asset/liability management strategy.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, savings, NOW and SuperNOW checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to five years. In the event a customer desires a certificate of deposit account with a maturity date other than those typically offered with these accounts, the Company will allow its customer to set its own maturity date with the interest rate being the rate being offered on its certificates of deposit most resembling the customers desired maturity date. In 1996, the Company added ATM/Checkcards to its deposit services available to customers. These cards have been well received by a growing number of our customers, who gain access to their accounts any time via ATM's nationwide. The checkcards also allow purchases at merchants where personal check acceptance is not permitted.

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

The Company also serves as a depository for public funds for various Indiana entities. At September 30, 1997, the amount of public funds on deposit with the Company was $1.21 million. These accounts are subject to volatility depending on governmental funding needs and the Company's desire to attract such funds.

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

The following table presents the savings flows at the Company during the periods indicated.

                                                At September 30,
                                             1996             1997
                                             (Dollars in Thousands)

Opening balance                            $31,269           $32,628
Deposits                                    49,036            55,536
Withdrawals                                (48,766)          (57,782)
Interest credited                            1,089             1,136

Ending balance                             $32,628           $31,518

Net increase (decrease)                     $1,359           $(1,110)

Percent increase (decrease)                  4.35%            (3.40)%


The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                               At September 30,
                                         1996                     1997
                                             Percent                  Percent
                                   Amount    of Total       Amount    of Total
                                              (Dollars in Thousands)

Transactions and Savings Deposits:

Passbook Accounts                 $ 5,822     17.82%       $ 5,396     17.10%
NOW and SuperNOW Accounts           4,443     13.60          4,390     13.91
Money Market Accounts               1,307      4.00          1,094      3.47
Total Non-Certificates             11,572     35.42         10,880     34.48

Certificates:

 2.50 - 4.50%                         638      1.95          2,942      9.33
 4.51 - 5.50%                      11,879     36.36          9,337     29.60
 5.51 - 6.50%                       4,846     14.84          4,818     15.27
 6.51 - 7.50%                       3,003      9.20          2,784      8.82
 7.51 - 8.50%                         690      2.11            757      2.40
 8.51% and over                       ---       ---            ---       ---
Total Certificates                 21,056     64.46         20,638     65.42
Accrued Interest                       39       .12             31       .10
Total Deposits                    $32,667    100.00%       $31,549    100.00%

The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1997.

                      0.00-   3.00-   4.00-   6.00-   8.00-   10.00%             Percent
                      2.99%   3.99%   5.99%   7.99%   9.99%  or greater  Total   of Total
                                          (Dollars in Thousands)
Certificate accounts
 maturing in
 quarter ending:
December 31, 1997    $ ---    $124   $3,192   $237    $ ---   $ ---     $3,553    17.21%
March 31, 1998         ---     ---    3,048    ---      ---     ---      3,048    14.77
June 30, 1998          ---     ---    1,723    ---      ---     ---      1,723     8.35
September 30, 1998     ---     ---    1,149    ---      ---     ---      1,149     5.57
December 31, 1998      ---     ---    1,231    ---      ---     ---      1,231     5.96
March 31, 1999         ---     ---    1,167     15      ---     ---      1,182     5.73
June 30, 1999          ---     ---      432      4      293     ---        729     3.53
September 30, 1999     ---     ---      411     46      ---     ---        457     2.21
December 31, 1999      ---     ---      458    455       39     ---        952     4.61
March 31, 2000         ---     ---      215  1,557      ---     ---      1,772     8.59
June 30, 2000          ---     ---        8  1,536      135     ---      1,679     8.14
September 30, 2000     ---       1        3    450      ---     ---        454     2.20
Thereafter             ---     ---      860  1,849      ---     ---      2,709    13.13
   Total             $ ---    $125  $13,897 $6,149     $467     ---    $20,638   100.00%

   Percent of total    ---%   .61%   67.34%  29.79%    2.26%    ---%    100.00%

The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1997.


                                          Maturity
                                    Over 3     Over 6
                         3 Months   Through    Through     Over
                          or Less  6 Months   12 Months  12 Months    Total
                                        (In Thousands)

Certificates of deposit
 of less than $100,000    $3,126    $2,680     $2,322     $10,041     $18,169
Certificates of deposit
 of $100,000 or more         427       368        550       1,124       2,469
Total certificates
 of deposit               $3,553    $3,048     $2,872     $11,165     $20,638(1)

(1)	Includes $635,785 of deposits from governmental and other public entities.

Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings to support lending activities and to assist the Company's asset/liability management strategy when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company desires additional capacity to fund loan demand.

The Company's borrowings historically have consisted of advances from the FHLB of Indianapolis and to a lesser extent reverse repurchase agreements. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1997 the Company had $4.0 million in advances from the FHLB of Indianapolis and the capacity to borrow up to $7.2 million. See Note 6 of the Notes to Consolidated Financial Statements.

The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.


                                    Year Ended September 30,
                                    1996               1997
                                         (In Thousands)

Maximum Balance:
  FHLB advances                    $3,930             $4,000
  Repurchase agreements             1,130                270

Average Balance:
  FHLB advances                    $3,920             $3,711
  Repurchase agreements               454                162

The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.


                                          September 30,
                                     1996               1997
                                      (Dollars in Thousands)

FHLB advances                      $3,700              $4,000
Repurchase agreements                 274                 ---
   Total                           $3,974              $4,000

Weighted average interest rate
 of FHLB advances                    5.61%               5.55%
Weighted average interest rate
 of repurchase agreements            5.45%                 N/A

Service Corporation Activities

As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2.0% of its assets, or approximately $830,000 at September 30, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in its service corporation was approximately $76,000. The
Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

The Bank has one service corporation, White River Service
Corporation ("WRSC"), an Indiana corporation, located in Washington, Indiana. WRSC was organized by the Bank in 1985. WRSC, through a contractual agreement with a third party, offers retail brokerage and annuity products to the Bank's customers and the general public. In addition, WRSC provides real estate appraisal comparison services for the local realtors on a subscription basis. For the fiscal year ended September 30, 1997, WRSC had net income of approximately $10,000.

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

Regulation

General. The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the SAIF, which together with the Bank
Insurance Fund (the ("BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 30, 1997 and June 7, 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1997 was $15,000.

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

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, the Bank's lending limit under this restriction was $671,000. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to .27% of deposits. Risk classification of all insured institutions is made by the FDIC semi-annually. Institutions that are well-capitalized and have a high supervisory rating are subject to the lowest assessment rate. At September 30, 1997, the Bank met the capital requirement of a "well capitalized" institution and was not subject to any assessment. See Note 15 of Notes to Consolidated Financial Statements in the Annual Report.

The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits.
In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. These premiums are also subject to change in future periods.

Prior to the enactment of the legislation recapitalizing the SAIF, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are a 6.7 basis points assessment on SAIF deposits and 1.5 basis points assessment on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1997, the Bank did not have any intangible assets.

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

At September 30, 1997, the Bank had tangible capital of $4.5 million, or 10.76% of adjusted total assets, which is approximately $3.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1997, the Bank had no intangibles which were subject to these tests.

At September 30, 1997, the Bank had core capital equal to $4.5 million, or 10.76% of adjusted total assets, which is $3.2 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1997, the Bank had no capital instruments that qualify as supplementary capital and $81,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank did not have any such exclusions from capital and assets at September 30, 1997.

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

On September 30, 1997, the Bank had total capital of $4.5 million
(including approximately $4.5 million in core capital and $81,000 in qualifying supplementary capital) and risk-weighted assets of $21,213
(with no converted off-balance sheet assets); or total capital of 21.42% of risk-weighted assets. This amount was $2.8 million above the 8.0% requirement in effect on that date.

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

The imposition by the OTS or the FDIC of any of these measures on the Bank of the Company may have a substantial adverse effect on the Company's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

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

Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States
Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 8.81% and a short-term liquid assets ratio of 7.96%.

Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The
Company is in compliance with these amended rules.

OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended
(the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1997, the Bank met the test and has always met the test since its effectiveness.

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

The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1997 and received a rating of "satisfactory."

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis. Directors, officers or controlling persons are also subject to regulations that restrict loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. At September 30, 1997, the Bank was in compliance with the above restrictions.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, the
Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At September 30, 1997, the Bank had
$335,000 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.80% and were 7.95% for fiscal 1997.

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

Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Code, had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could have been computed under either the experience method or the percentage of taxable income method (based on an annual election).

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

In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At September 30, 1997, the Bank's post-1987 excess reserves amounted to approximately $133,000, all of which has been reserved for by the Bank. The recapture will occur over a six-year period commencing in fiscal 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million. For tax years beginning after 1997, the corporate alternative minimum tax has been repealed by the "Taxpayer Relief Act of 1997" for small business corporations. Small business corporations are those with average gross receipts for the past three years of less than $5 million. Based on the last three years' gross income, the Company will qualify for this exemption.

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1997, the Bank's Excess for tax purposes totaled approximately $133,000.

The Company, the Bank and the Bank's subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

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

Employees

At September 30, 1997, the Bank had a total of 14 full-time and no part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not
Directors

The following information as to the business experience during the past five years is supplied with respect to executive officer of the Company and the Bank who does not serve on the Company's Board of Directors.
There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

Debra K. Shields - Ms. Shields, age 43, is the Vice President and Corporate Secretary of the Bank. Ms. Shields joined the Bank in 1974 as a teller, was appointed head teller in 1975, Corporate Secretary in 1980 and Vice President in 1990. She is responsible for the supervision of the bookkeeping, accounting and reporting functions of the Bank and is the Bank's primary loan officer. Ms. Shields is also the secretary to the Executive Committee of the Bank.

Item 2.	Description of Property

The Company conducts its business through two offices, its main office located in Washington, Indiana and its branch office located in Petersburg, Indiana; both locations are owned by the Company. The following table sets forth information relating to each of the Company's offices as of September 30, 1997. The total net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at September 30, 1997 was approximately $784,000. See Note 4 of Notes to Consolidated Financial Statements.

                                                   Total        Net Book
                                                Approximate     Value at
                                    Date          Square      September 30,
Location                          Acquired        Footage         1997

Main Office:
200 East VanTrees Street
Washington, Indiana  47501          1980           8,900        $627,000

Branch Offices:
501 Main Street
Petersburg, Indiana 47567(1)        1979           2,760        $133,000

(1)	The Company currently occupies 1,500 square feet of this Building.
An adjacent 1,260 square feet store front owned by the Company is leased to an unaffiliated third party.

The Company remodeled the drive-through banking facilities located at the Bank's main office and redecorated that office at an approximate cost of $25,000. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank.

The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1997 was approximately $28,000.

Item 3.	Legal Proceedings

From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business.

On March 26, 1996, a borrower of the Bank, Charles V. Hughes, d/b/a Tri-County Motors and Valley Auto Sales (the "Borrower") filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court of the Southern District of Indiana, Evansville Division. As a result, the Borrower defaulted on his commercial loans during the second quarter of fiscal 1996. The Bank filed in the United States Bankruptcy Court of the Southern District of Indiana, Evansville Division, a Complaint to Determine Dischargeablility of Debt owed the Bank by the Borrower. The Bank sought a judicial declaration that the indebtedness owed to the Bank by the Borrower resulted from the Borrower's fraud and misrepresentations, and that under the provisions of the bankruptcy code are non-dischargeable in bankruptcy proceedings. In June 1997, the Bank obtained a judgment against Mr. Hughes for $354,000, the collection of which may not be recoverable; however, the Bank is continuing its efforts to collect.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.


PART II

Item 5.	Market for Registrant's Common Equity and Related
Stockholder Matters

Page 33 of the attached Annual Report to Stockholders for fiscal
1997 is incorporated herein by reference.

Item 6.	Management's Discussion and Analysis of Financial
Condition and Results of Operation

Pages 3 through 13 of the attached Annual Report to Stockholders for fiscal 1997 are incorporated herein by reference.

Item 7.	Financial Statements

The following information appearing in the Company's Annual
Report to Stockholders for the year ended September 30, 1997 attached hereto as Exhibit 13, is incorporated herein by reference in this Annual Report on Form 10-KSB.


                                                Pages in Annual
Annual Report Section                                Report

Independent Auditors' Report                          14

Consolidated Statements of Financial Condition
  as of September 30, 1997 and 1996                   15

Consolidated Statements of Income for the Years
  Ended September 30, 1997 and 1996                   16

Consolidated Statements of Shareholders' Equity for
  Years Ended September 30, 1997 and 1996             17

Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1997 and 1996                   18

Notes to Consolidated Financial Statements
                                                    19 - 32

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

	PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning Executive Officers of the Company is contained under the caption "Executive Officers of the Company and the Bank Who Are Not Directors" in Part I of this Form 10-KSB, and is incorporated herein by this reference

Compliance with Section 16(a)

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.     Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.    Exhibits and Reports on Form 8-K

            (a)  Exhibits

             See Index to Exhibits

            (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three-month period ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOME BUILDING BANCORP, INC.

Date: December 26, 1997		               	By:  /s/Bruce A. Beesley
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


/s/Robert M. Murray                           /s/Bruce A. Beesley
Robert M. Murray, Chairman of the Board          Bruce A. Beesley,
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive and
                                                  Operating Officer)

Date: December 26, 1997                       Date: December 26, 1997


/s/James E. Scheid                            /s/Amos M. Wittmer
James E. Scheid, Director                        Amos M. Wittmer, Director

Date: December 26, 1997                       Date: December 26, 1997


/s/Thomas L. Hagel                           /s/Blake L. Chambers
Thomas L. Hagel, Director                       Blake L. Chambers, Director

Date: December 26, 1997                      Date: December 26, 1997


/s/C. Darrell Deem                           /s/Gregory L. Haag
C. Darrell Deem, Director                       Gregory L. Haag, Director

Date: December 26, 1997                      Date: December 26,1997


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

Date: December 26, 1997                     Date: December 26, 1997

Index to Exhibits

 Exhibit
 Number                          Document

   3(i) Registrant's Articles of Incorporation as currently in effect, filed on September 23, 1995 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84332), is incorporated herein by reference.

   3(ii) Registrant's Bylaws as currently in effect, filed as Exhibit 3(ii) to Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No.
              0-24896), is incorporated herein by reference.

    4         Registrant's Specimen Stock Certificate, filed on
              September 23, 1995 as an exhibit to Registrant's
              Registration Statement on Form S-1 (File No. 33-84332), is incorporated herein by reference.

 10.1         Employment Agreement between the Bank and Bruce A.
              Beesley, filed on September 23, 1995 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84332), is incorporated herein by reference.

 10.2 Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as an exhibit to Registrant's
              Registration Statement on Form S-1 (File No. 33-84332), is incorporated herein by reference.

 10.3 Registrant's 1995 Stock Option and Incentive Plan, filed on December 19, 1995 as Exhibit A to Registrant's proxy statement dated December 18, 1995, is incorporated herein by reference.

 10.4 Registrant's Recognition and Retention Plan, filed on December 19, 1995 as Exhibit B to Registrant's proxy statement dated December 18, 1995, is incorporated herein by reference.

  11 Statement re: computation of per share earnings (included under Note 1 of Notes to Consolidated Financial
              Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13)

 13           Annual Report to Stockholders

 21           Subsidiaries of the Registrant

 23           Consent of Accountants

 27           Financial Data Schedule (electronic filing only)