Form 10QSB
period 1997-12-31
HOME BUILDING BANCORP INC
filed 1998-02-13
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997	or

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
{X}Yes      {  } No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

	Class               	              Outstanding
	Common Stock	            331,600 as of February 13, 1998

Transitional Small Business Disclosure Format:

{ }    Yes         {X}    No

HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information	Page

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at December 31, 1997
	and September 30, 1997                                                     1

	Consolidated Statements of Income for the quarters ended
	December 31, 1997 and 1996		                                               2

	Consolidated Statements of Cash Flows for the quarters ended
	December 31, 1997 and 1996	                                               	3

	Notes to Consolidated Financial Statements	                               	4

	Item 2.  Management's Discussion and Analysis of Financial Condition
	and Results of Operations                                                  6

Part II. Other Information	                                               	10

	Signatures	                                                             		11

	Index of Exhibits	                                                       	12

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition
                                                     	(Unaudited)
                                                       	Dec. 31,     	Sept. 30,
	                                                         1997     	    1997
                                      ASSETS
Cash and due from banks	                           $  3,700,574	     $ 1,494,118
Interest-bearing deposits with banks	                 1,387,130	       2,521,578
Securities available-for-sale	                        6,906,252       	7,483,447
Securities held-to-maturity, fair market value of
  $319,673 at Dec. 31, and $349,193 at
  Sept. 30	                                             314,940         	344,257
Loans receivable, net of allowance for loan
  losses of $82,834 at Dec. 31, and $80,680
  at Sept. 30                                 	      28,841,881      	28,582,610
Insurance receivable                                   	231,380         	240,444
Accrued interest receivable                            	180,059         	210,256
Premises and equipment                                 	775,121         	783,967
Other assets	                                            92,764	          89,075
     Total assets	                                 $ 42,430,101	    $ 41,749,752

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits	                          $ 11,364,895	    $ 10,880,043
Other time deposits	                                 20,716,713	      20,637,490
     Total deposits	                                 32,081,608	      31,517,533

Advances from Federal Home Loan Bank                 	4,000,341       	4,000,341
Accrued expenses and other liabilities	                 380,805	         338,947
     Total liabilities	                              36,462,754	      35,856,821

Shareholders' equity:
   Common stock, $.01 par value, 1 million
     shares authorized, 331,660 issued
     and outstanding	                                     3,317	           3,317
   Additional paid-in capital	                        3,057,981       	3,046,415
   Treasury stock, at cost                            	(345,000)       	(345,000)
   Retained earnings	                                 3,495,289       	3,449,876
   Net unrealized gain on available-for-sale
     securities, net of deferred tax of $9,884
     at Dec. 31, and $8,451 at Sept. 30	                 14,826          	12,606
   Unearned ESOP & recognition and retention shares	   (259,066)	       (274,283)
     Total shareholders' equity	                      5,967,347	       5,892,931

     Total liabilities and shareholders' equity	   $ 42,430,101	    $ 41,749,752


The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Income

	                                                 Three months ended Dec. 31,
	                                                    1997         	    1996
                                                         	(Unaudited)
Interest income:
 Loans receivable	                             $   611,918	          $   583,622
	Investments                                       	58,714               	33,789
	Mortgage-backed securities	                        78,186              	102,679
	Deposits with other banks	                         58,927	               75,266
	     Total interest income	                       807,745	              795,356

Interest expense:
	Deposits                                         	378,371              	395,871
	Repurchase agreements	                                -                  	3,749
	Other borrowed funds	                              57,258	               52,240
	     Total interest expense	                      435,629	              451,860

Net interest income                               	372,116              	343,496
Provision for loan losses	                          (2,000)	                 -
	     Net interest income after provision
       for loan losses	                            370,116	              343,496

Noninterest income:
	Gain on sale of assets	                             7,309                  	499
	Customer service fees	                             24,997	               26,695
	     Total other income	                           32,306	               27,194

Noninterest expenses:
	Salaries and employee benefits                   	151,620              	115,318
	Occupancy and equipment                           	36,035               	38,684
	Deposit insurance premium	                          5,645               	19,389
	Computer expense                                  	13,513               	13,862
	Service fees                                      	13,848               	12,187
	Advertising expense                               	14,730               	13,293
	Professional fees                                 	15,830                	5,550
	Other expense	                                     51,139	               43,154
	     Total other expenses	                        302,360	              261,437

Income before income taxes                        	100,062	              109,253
Income tax expense	                                 31,273	               41,021
Net income	                                     $   68,789	           $   68,232

Basic earnings per share of common stock	       $     0.24	           $     0.24
Weighted average shares outstanding	               288,975	              282,158

Diluted earnings per share of common stock	     $     0.23	           $     0.24
Diluted weighted average share outstanding	        295,065	              284,641

The accompanying notes are an integral part of these consolidated financial statements.

Washington, Indiana
Consolidated Statements of Cash Flows

	                                                Three months ended Dec. 31,
	                                                 1997           	    1996
                                                       	(Unaudited)

Cash flows from operating activities:
  Net income 	                                 $    68,789	          $    68,232
  Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization	               9,826	                9,364
        Non cash compensation	                      26,783	                  -
        Provision for loan losses	                   2,000	                  -
        Net realized gains on available-for-
           sale securities                         	(7,309)                	(499)
        Decrease in insurance receivable            	9,064	                  -
        (Increase) decrease in accrued interest
           receivable                              	30,197              	(27,568)
        Increase in accrued expenses and
          other liabilities	                        40,378               	60,088
        (Increase) decrease in other assets	        (3,689)         	     38,499
        Total adjustments	                         107,250	               79,884
 Net cash provided by operating activities	        176,039	              148,116

Cash flows from investing activities:
  Net (increase)decrease in interest-
     bearing deposits with banks                	1,134,448             	(880,891)
  Purchases of available-for-sale securities     	(408,859)            	(722,485)
  Proceeds from maturities of
     available-for-sale securities	                738,410              	387,705
  Proceeds from sales of available-
     for-sale securities	                          258,653                  	-
  Proceeds from maturities of held-
     to-maturity securities                        	29,317	               32,621
  Net increase in loans                          	(261,271)            	(257,253)
  Net purchases of premises and equipment	            (980)	                 -
Net cash (used) provided by investing activities 1,489,718           	(1,440,303)

Cash flows from financing activities:
  Net increase (decrease) in savings and
     NOW deposit accounts                         	484,852             	(443,977)
  Net increase in time deposits                    	79,223	            2,571,661
  Net decrease in securities sold under
     agreement to repurchase	                          -               	(252,279)
  Dividends paid	                                  (23,376)	             (24,150)
  Net cash provided by financing activities	       540,699	            1,851,255
Net increase in cash and due from banks         	2,206,456              	559,068
Cash and due from banks at beginning of period	  1,494,118	            1,428,754
Cash and due from banks at end of period      	$ 3,700,574          	$ 1,987,822

Interest paid	                                 $   435,874	          $   438,662

Income taxes paid  	                           $    91,931	          $       -

The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

Note 1:  Basis of Presentation

The unaudited information for the quarters ended December 31, 1997 and December 31, 1996, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 1997. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

Note 4:  Earnings Per Common Share

Basic earnings of $0.24 per common share for the most recent quarter was computed by dividing net income by the weighted average number of shares outstanding during the quarter, less Employee Stock Ownership Plan (ESOP) shares and Recognition and Retention Plan (RRP) shares not committed to be released. The weighted average number of shares outstanding for the period was 288,975. Dilutive earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent quarter were $0.23 per share. A reconciliation of both numerators and denominators of the per share calculations follows:

                       	        For the Three Months Ended December 31, 1997
	                               Income	            Shares           	Per-Share
                             	(Numerator)      	(Denominator)         	Amount
Basic EPS,
Income available
   to common shareholders	      $68,789	          288,975	             $0.24
Effect of dilutive securities:
  Incentive stock option
     plan shares		                                  6,090
Diluted EPS
Income available to common
   shareholders+ assumed
   conversions	                 $68,789          	295,065             	$0.23

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
(Concluded)

Note 4:  Earnings Per Common Share, continued

                       	        For the Three Months Ended December 31, 1996
                                	Income	            Shares          	Per-Share
	                              (Numerator)      	(Denominator)        	Amount
Basic EPS,
Income available
    to common shareholders	      $68,232          	282,158	            $0.24
Effect of dilutive securities:
  Incentive stock option
    plan shares	                                    	2,483
Diluted EPS
Income available to common
   shareholders+assumed
   conversions                  	$68,232	          284,641            	$0.24


Note 5:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $2,154 to $82,834 for the three-month period ended December 31, 1997. This increase was due to a recovery of a loan that was previously charged-off by the Company and an additional provision of $2,000 for loan losses made during the period ended December 31, 1997. Activity in the allowance for loan losses was as follows:

              	           For the three months ended December 31,
	                                1997     	     1996
	Beginning                 	$  80,680	      $  77,000

	Provision	                     2,000             	-
	Recoveries	                      154	          1,500

	Ending	                    $  82,834	      $  78,500

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

General

Home Building Bancorp, Inc. (the Company) was formed at the direction of Home Building Savings Bank, FSB (the Bank), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity that is permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at December 31, 1997, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan
(ESOP).

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

Financial Condition

For the three months ended December 31, 1997, total assets increased approximately $680,000 to $42.4 million from $41.7 million at September 30, 1997. Loans receivable increased approximately $259,000 to $28.8 million at December 31, 1997. Total cash and cash equivalents increased approximately $1.1 million. These increases were funded from the proceeds received from the sale and maturity of investment securities which portfolio decreased approximately $600,000 and an increase in deposits.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

Financial Condition, continued

Liabilities increased by approximately $600,000 as deposits at December 31, 1997, which were the primary funding source for the increase in assets, increased $564,000 from September 30, 1997. The Bank's advances from the FHLB remained unchanged. The Bank has maintained deposit interest rates which are competitive for its marketplace and was successful during the quarter at retaining and increasing deposits.

Results of Operations:
Comparison of the three months ended December 31, 1997 and 1996.

General. The Bank experienced a net profit of $68,789 for the quarter compared to a net profit of $68,232 for the same period in 1996. Increases in net interest income and other income were offset by higher noninterest expenses, resulting in virtually unchanged net income compared to the same period a year ago.

Interest Income. Total interest income increased $12,000, or 1.6%, to $808,000 for the three months ended December 31, 1997, compared to the same period last year. Interest income earned on the Bank's loan portfolio increased $28,000 to $612,000 for the three months ended December 31, 1997, compared to $584,000 a year ago. This increase was due to a shift in the Bank's asset mix towards higher yielding mortgage and consumer loans and away from lower yielding investment and mortgage-backed securities. Interest income from investments increased $25,000 to $59,000 for the most recent quarter compared to $34,000 the same quarter a year ago. Interest income from mortgage-backed securities decreased $25,000 to $78,000 for the most recent quarter compared to $103,000 for the same quarter a year ago. The weighted average yield on earning assets was 7.89% for the three months ended December 31, 1997 compared to 7.55% for the three months ended December 31, 1996.

Interest Expense. Total interest expense decreased $16,000, or 3.5%, to $436,000 for the quarter ended December 31, 1997, compared to $452,000 the same quarter a year ago. The decrease was due to a reduction in the weighted average cost of deposits and borrowed funds to 4.69% for the most recent quarter from 4.75% for the same quarter a year ago, as a result of lower market interest rates generally. Deposit volume fell by $2.7 million, or 7.7%, to $32.1 million for the most recent quarter from $34.8 million for the same quarter a year ago. Most of the reduction came from lower public funds balances compared to a year ago. The Bank does not rely on these funds for operations. The Bank is able to compete aggressively for savings funds when adequate spreads on loans or investments become available. FHLB advances also remain a liability management tool.

Net Interest Income. Net interest income before provision for loan losses increased $29,000, or 8.45%, to $372,000 for the quarter ended December 31, 1997, compared to $343,000 for the same quarter in 1996. As of December 31, 1997 interest-earning assets were 114.3% of interest bearing liabilities. On the asset side, the Bank's fixed rate mortgage portfolio grew, while the adjustable rate mortgage and installment loan portfolios decreased. On the liability side, the Bank's certificate of deposit and savings/NOW deposits both grew moderately during the quarter. The Bank's liabilities are generally shorter in term and subject to repricing more frequently than assets; accordingly, an increase in interest rates could adversely affect the Company's net income.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(continued)

Net Interest Income, continued


The Bank continues to stress consumer and installment lending. Interest rate risk is monitored to assure compliance with the Bank's policy. Investments stress shorter-term and adjustable rate securities to respond to changing rates. The Bank, as a thrift institution, continues to have a below average exposure to interest rate risk compared to its peers.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month period ended December 31, 1997, a $2,000 provision was charged against earnings to increase the level of the allowance for loan losses. The Bank adjusts its allowance in accordance with its Classified Assets Policy. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Bank has had an extremely low level of loan losses during its history and therefore considers the loss experience of similar portfolios in comparable lending markets and institutions. Federal regulators may require additional reserves as a result of their examinations of the Bank. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of December 31, 1997, the Bank's allowance for loan losses was $83,000 compared to $78,500 one year ago.

As of December 31, 1997 the Bank's non-performing assets totaled $286,000, or
 .67% of total assets. At the same date the Bank's ratio of allowance for loan losses to non-performing assets was 29.0%.

Noninterest Income. Noninterest income increased $5,000 in the most recent quarter compared to the same quarter in 1996. The increase came from the gain on a security which was called during the quarter.

Noninterest Expense. Total noninterest expense increased $41,000, or 15.7%, to $302,000 for the most recent quarter compared to $261,000 the same quarter a year ago. The increase was due to recognition of expense related to stock based compensation plans, timing of payments for legal expenses and professional fees, as well as recognition of an insurance deductible related to an insurance claim. Deposit insurance premiums decreased compared to the quarter ended December 31, 1996.

Income Tax Expense. Income tax expense was $31,000 during the most recent quarter compared to $41,000 the same quarter a year ago. The amount of expense accrued each quarter for income tax expense is based on management's estimate of future tax liability.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(concluded)


Liquidity and Capital Requirements Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of customer accounts and short-term borrowings to assure its ability to meet demands forterm borrowings. As of December 31, 1997, the Bank's liquidity ratio was 11.06%, which is well above the regulatory requirements.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At December 31, 1997, the Bank had outstanding commitments to extend credit totaling $763,000. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, but are not relied upon in the regular course of business. At December 31, 1997, certificates of deposit scheduled to mature in one year or less totaled $9.8 million. Management believes based on its experience to date that a significant portion of these funds will remain with the Bank.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at December 31, 1997 relative to the regulatory capital requirements.

                                            	Amount
                                        	(in thousands)	     Percent of Assets
Tangible Capital	                         $    4,542	             10.77%
Tangible Capital Requirement	                    632     	         1.50
Excess                                   	$    3,910	              9.27%

Core Capital	                             $    4,542	             10.77%
Core Capital Requirement	                      1,264	              3.00
Excess	                                   $    3,278	              7.77%

Total Capital (Core & Supple.)	           $    4,625	             21.56%
Risk-Based Capital Requirement	                1,716	              8.00
Excess                                   	$    2,909	             13.56%

PART II. OTHER INFORMATION


Item 1.	Legal Proceedings

	None


Item 2.	Changes in Securities

	None


Item 3.	Defaults Upon Senior Securities

	None


Item 4.	Submission of Matters to a Vote of Security Holders

	None


Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27:	Financial Data Schedule (electronic filing only)

	(b)	There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         					HOME BUILDING BANCORP, INC.
                                              Registrant

Date:    2/13/98                            		/s/ Bruce A. Beesley
				                                         	Bruce A. Beesley, President and
                                              Chief Executive Officer (Duly
                                              Authorized Officer)



Date:    2/13/98                            		/s/ Debra K. Shields
                             		            			Debra K. Shields, Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

INDEX OF EXHIBITS



Exhibit		Description

27	Financial Data Schedule (electronic filing only)











































12