Form 10QSB
period 1998-03-31
HOME BUILDING BANCORP INC
filed 1998-05-15
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998 or

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

As of May 14, 1998 there were 331,660 shares of the Registrant's common stock issued and outstanding. Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Transitional Small Business Disclosure Format (check one):
{ } Yes          {X} No

HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information	Page

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at March 31, 1998 	     1
	and September 30, 1997

	Consolidated Statements of Income for the three and six months
	ended March 31, 1998 and 1997	                                        	2

	Consolidated Statements of Cash Flows for the six months ended
	March 31, 1998 and 1997		                                              3

	Notes to Consolidated Financial Statements		                           4

	Item 2.  Management's Discussion and Analysis of Financial Condition 	 7
	and Results of Operations

Part II. Other Information		                                           12

	Signatures	                                                         		13

	Index of Exhibits                                                   		14

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition
                                                               	(Unaudited)
                                                         	March. 31,  	Sept. 30,
	                                                          1998     	    1997
                                      ASSETS
Cash and due from banks	                            $   1,416,673	  $   1,494,118
Interest-bearing deposits with banks	                   2,679,639	      2,521,578
Securities available-for-sale	                          6,613,964	      7,483,447
Securities held-to-maturity, fair market value of
  $293,000 at March 31, and $349,000
  at Sept. 30	                                            289,874	        344,257
Loans receivable, net of allowance for loan losses of
   $85,000 at March 31, and $80,680 at Sept. 30	       32,505,488	     28,582,610
Insurance receivable	                                     276,940        	240,444
Accrued interest receivable                              	200,860        	210,256
Premises and equipment	                                   773,514        	783,967
Other assets	                                              77,909	         89,075
     Total assets	                                   $ 44,834,861	   $ 41,749,752

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits                         	   $ 11,185,503	   $ 10,880,043
Other time deposits	                                   20,759,398  	   20,637,490
     Total deposits	                                   31,944,901	     31,517,533

Advances from Federal Home Loan Bank                   	6,500,341      	4,000,341
Accrued expenses and other liabilities	                   327,670	        338,947
     Total liabilities	                                38,772,912	     35,856,821

Shareholders' equity:
   Common stock, $.01 par value, 1 million shares
   authorized, 331,660 issued and outstanding	              3,317	          3,317
   Additional paid-in capital                          	3,069,595      	3,046,415
   Treasury stock, at cost                              	(345,000)      	(345,000)
   Retained earnings                                   	3,556,281      	3,449,876
   Net unrealized gain on available-for-sale securities,
      net of deferred tax of $14,404 at March 31, and
      $8,451 at Sept. 30	                                  21,606         	12,606
   Unearned ESOP & recognition and retention shares	     (243,850)	      (274,283)
     Total shareholders' equity                    	    6,061,949	      5,892,931

     Total liabilities and shareholders' equity	     $ 44,834,861	   $ 41,749,752


The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Income
                                                            (Unaudited)
                                             	Three months ended      	Six months ended
                                                  	March 31, 	             March 31,
	                                             1998    	    1997    	    1998    	    1997
Interest income:
	Loans receivable	                         $ 624,071   	$ 612,069  	$ 1,235,989	  $ 1,195,691
	Investments	                                 45,164      	40,636      	103,878	       74,425
	Mortgage-backed securities                  	75,929     	106,182      	154,115	      208,861
	Deposits with other banks	                   70,215	      95,713	      129,142	      170,979
	   Total interest income	                   815,379	     854,600	    1,623,124	    1,649,956

Interest expense:
	Deposits	                                   374,984     	417,491      	753,355	      813,362
	Other borrowed funds	                        66,965	      52,650	      124,223	      108,639
	  Total interest expense	                   441,949	     470,141	      877,578	      922,001

Net interest income                         	373,430     	384,459      	745,546	      727,955
Provision for loan losses	                     5,000	          -          7,000	            -

	Net interest income after provision
   for loan losses	                          368,430	     384,459	      738,546	      727,955

Noninterest income:
	Gain on sale of assets	                       9,803       	2,954       	17,112	        3,453
	Customer service fees	                       45,515	      32,220	       70,512	       58,915
	Total other income	                          55,318	      35,174	       87,624	       62,368

Noninterest expenses:
	Salaries and employee benefits	             145,183     	146,005      	296,803	      261,323
	Occupancy and equipment                     	34,595      	35,461       	70,630	       74,145
	Deposit insurance premium                    	5,062       	2,003       	10,707	       21,392
	Computer expense                            	14,381      	15,315       	27,894	       29,177
	Service fees                                	13,860      	12,350       	27,708	       24,537
	Advertising expense                         	14,552	      12,822	       29,282	       26,115
	Professional fees                           	22,535	      20,488	       38,365	       26,038
	Other expense                          	     30,757	      23,769	       81,896	       66,923
	Total other expenses	                       280,925	     268,213	      583,285	      529,650

Income before income taxes	                  142,823	     151,420	      242,885	      260,673
Income tax expense	                           58,457 	     56,462	       89,730	       97,483

Net income                                $   84,366  	$   94,958   	$  153,155	   $  163,190

Basic earnings per share of common stock	 $     0.29	  $     0.33	   $     0.53	   $     0.58
Weighted average shares outstanding      	   290,171	     283,542	      289,573	      282,880

Diluted earnings per share of
   common stock                           $     0.28	  $     0.33	   $     0.52	   $     0.57
Diluted weighted average share outstanding   296,208  	   287,164	      295,610	      286,502

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                    	Six months ended March 31,
	                                                         1998     	    1997
Cash flows from operating activities:
Net income                                         	  $  153,155   	$  163,190
Adjustments to reconcile net income to net cash
  provided by (used by) operating activities:
Depreciation and amortization	                            19,769       	20,627
     Non cash compensation                               	53,613	          -
     Other gains and losses, net	                         (9,803)       	  -
     Net realized gains on available-for-sale securities 	(7,309)      	(2,896)
     Increase in insurance receivable                   	(36,496)	         -
     (Increase) decrease in accrued interest receivable   	9,396       	  (379)
     Decrease in accrued expenses and other liabilities	 (17,230)     	(84,214)
     Decrease in other assets                            	20,969      	 84,081
     Provision for loan loss	                              7,000           -
     Total adjustments	                                   39,909	       17,219
Net cash provided by operating activities	               193,064	      180,409

Cash flows from investing activities:
Net increase in interest-bearing deposits with banks   	(158,061)  	(4,166,397)
Purchases of available-for-sale securities             	(957,647)  	(1,141,435)
Proceeds from maturities of
    available-for-sale securities	                     1,590,739      	697,100
Proceeds from sales of available-for-sale securities	    258,653      	646,422
Proceed from maturities of held-to-maturity securities   	54,383       	63,623
Net increase in loans                                	(3,929,878)     	(86,922)
Net purchases of premises and equipment	                  (9,316)	     (12,498)
Net cash used in investing activities	                (3,151,127)	  (4,000,107)

Cash flows from financing activities:
Net increase in savings and NOW deposit accounts        	305,460    	1,362,385
Net increase in time deposits                           	121,908    	3,120,273
Net decrease in securities sold under
    agreements to repurchase	                                 -      	(273,951)
Proceeds from Federal Home Loan Bank advances         	2,500,000          	-
Dividends paid	                                          (46,750)      (48,250)
Net cash provided by financing activities	             2,880,618	    4,160,457

Net increase (decrease) in cash and due from banks      	(77,445)     	340,759
Cash and due from banks at beginning of period	        1,494,118	    1,428,754
Cash and due from banks at end of period	           $  1,416,673	 $  1,769,513

Interest paid	                                      $    868,079	 $    919,651

Income taxes paid	                                  $    148,931	 $        -




See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
March 31, 1998 and 1997


Note 1:  Basis of Presentation

The unaudited information for the three and six months ended March 31, 1998 and March 31, 1997, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 1997. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Home Building Bancorp, Inc., Home Building Savings Bank, FSB, and the Bank's subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.


Note 3:  Stock Conversion

On February 7, 1995, Home Building Bancorp, Inc. began trading as a public company on the Nasdaq SmallCap Market. The Company issued 322,000 shares, $.01 par value common stock, for proceeds of $2,858,862 net expenses of approximately $361,000. The Bank converted to a federal stock savings bank following the formation of the holding company and received proceeds of $1,432,853 in exchange for all its common stock. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests. In February 1998, the Corporation moved its stock listing from the NASDAQ SmallCap Market to NASDAQ's Electronic Bulletin Board.


Note 4:  Earnings Per Common Share

Basic earnings of $0.29 per common share for the three month period and $0.53 for the six month period ended March 31, 1998, were computed by dividing net income by the weighted average number of shares outstanding during the quarter, less Employee Stock Ownership Plan (ESOP) shares and Recognition and Retention Plan (RRP) shares not committed to be released. The weighted average number of shares outstanding for the periods was 290,171 and 289,573, respectively. Dilutive earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent three-month period were $0.28 per share and $0.52 for the six-month period ended March 31, 1998. A reconciliation of both numerators and denominators of the per share calculations follows:

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
March 31, 1998 and 1997


Note 4:  Earnings Per Common Share, continued

     	                                         Income	      Shares	   Per-Share
                                           	(Numerator) 	(Denominator)	 Amount
For the Three Months Ended March 31, 1998
Basic EPS,
Income available to common shareholders	       $84,366     	290,171   	$0.29
Effect of dilutive securities:
  Incentive stock option plan shares	                        	6,037
Diluted EPS
Income available to common shareholders+
assumed conversions                           	$84,366     	296,208   	$0.28

For the Six Months Ended March 31, 1998
Basic EPS,
Income available to common shareholders      	$153,155     	289,573   	$0.53
Effect of dilutive securities:
  Incentive stock option plan shares	                        	6,037
Diluted EPS
Income available to common shareholders+
assumed conversions                          	$153,155	     295,610   	$0.52


For the Three Months Ended March 31, 1997
Basic EPS,
Income available to common shareholders       	$94,958     	283,542   	$0.33
Effect of dilutive securities:
  Incentive stock option plan shares                        		3,622
Diluted EPS
Income available to common shareholders+
assumed conversions                           	$94,958     	287,164   	$0.33

For the Six Months Ended March 31, 1997
Basic EPS,
Income available to common shareholders      	$163,190     	282,880   	$0.58
Effect of dilutive securities:
  Incentive stock option plan shares                        		3,622
Diluted EPS
Income available to common shareholders+
assumed conversions                          	$163,190     	286,502   	$0.57

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
March 31, 1998 and 1997
(Concluded)


Note 5:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $4,000 to $85,000 for the six-month period ended March 31, 1998. Activity in the allowance for loan losses was as follows:

      	              For the six months ended March 31,
	                           1998     	     1997
	Beginning	              $ 81,000	      $ 77,000

	Provision	                 7,000	            -
	Charge-offs	               3,200	            -
	Recoveries	                  200	         1,600

	Ending	                 $ 85,000	      $ 78,600

Home Building Bancorp, Inc.
Management's  Discussion and Analysis of
Financial Condition and Results of Operations

General

Home Building Bancorp, Inc. (the Company) was formed at the direction of Home Building Savings Bank, FSB (the Bank), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion.
The Company had not engaged in any material operations at March 31, 1998, and had no significant assets other than its equity investment in the bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan (ESOP).

Established in 1908, Home Building Savings Bank, FSB is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans, automobile and consumer loans, and to a lesser extent commercial, multifamily and construction real estate loans. The Bank also invests in U.S. government and agency obligations and may invest in other permissible investments.

The Bank's results of operations are primarily dependent upon its net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Bank's results of operations are also affected by the provision for loan losses and the level of noninterest income and noninterest expenses. The operating results of the Bank are also affected by general economic conditions, the monetary and fiscal policies of federal agencies, and the policies of agencies that regulate financial institutions. The
Bank's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the rates of interest at which loans are offered, general economic conditions affecting loan demand, and the availability of funds for lending activities.

Financial Condition

For the six months ended March 31, 1998, total assets increased approximately $3.1 million to $44.8 million from $41.7 million at September 30, 1997. Cash and due from banks decreased $77,000, while interest-bearing deposits increased $158,000. Net loans receivable increased $3.9 million, to $32.5 million on March 31, 1998 from $28.6 million on September 30, 1997. During the most recent quarter the Bank purchased $2.5 million in adjustable rate first mortgage loans on single family homes. The purchase was funded by a $2.5 million increase in advances from the FHLB of Indianapolis. Management expects this transaction to provide additional earnings for the future. Mortgage-backed securities decreased $228,000 to $4,694,000 at March 31, 1998 and other securities decreased $696,000 to $2,209,000 on that date compared to September 30, 1997. The decreases resulted from accelerated repayments on mortgage-backed securities and certain other securities in the portfolio being called. The Company had $6.6 million in securities available for sale and only $290,000 in held to maturity at March 31, 1998. The proceeds received from repayments on securities were used to fund the additional increase in mortgage loans.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Financial Condition, continued

Liabilities increased by approximately $2.9 million, to $38.8 million at March 31, 1998 from $35.9 million at September 30, 1997. Of the increase, $2.5 million was the FHLB advance used to purchase mortgage loans. Savings and NOW deposits also increased by approximately $300,000 in the six-month period.
The Bank has maintained steady deposit rates which are competitive for its marketplace and has been successful in retaining and slightly increasing deposits since September 30, 1997.

Results of Operations:
Comparison of the three and six months ended March 31, 1998 and 1997.

General. The Company experienced a net profit of $84,000 for the three months and $153,000 for the six months ended March 31, 1998, respectively, compared to net profits of $95,000 and $163,000 for the same periods in 1997.

Interest Income. Total interest income decreased $39,000, or 4.6%, to $815,000 for the three months ended March 31, 1998, compared to the same period last year. Interest income earned by the Company's loan portfolio increased
$12,000 for the three months ended March 31, 1998 compared to a year ago due to higher loan volumes. Lower volumes of mortgage-backed securities and deposits with other banks reduced interest from these sources by a total of $55,000 for the most recent quarter compared to the same quarter a year ago. During this quarter last year the Bank benefited from large short-term deposits which were withdrawn later in fiscal year 1997. For the six-month period interest income decreased $27,000, or 1.6%, to $1,623,000 compared to $1,650,000 during the first six months of fiscal year 1997.

Interest Expense. Total interest expense decreased $28,000, or 6.0%, during the most recent quarter compared to the same quarter a year ago. Interest on deposits decreased because the average balance of savings account deposits was less compared to a year ago. Interest paid on borrowed funds increased as the additional funds were borrowed from FHLB. The weighted average cost of deposits at March 31, 1998 was 4.58% compared to 4.57% at December 31, 1997. The overall cost of funds, including all FHLB advances, was 4.76% on March 31, 1998 compared to 4.69% on December 31, 1997. The small increase reflects the rates paid on the additional advances taken during the quarter. The Bank is able to compete aggressively for savings funds when adequate spreads on loans or investments are available. FHLB advances have been an effective liability management tool.

Net Interest Income. Net interest income, before provision for loan losses, decreased $11,000, or 2.9%, to $373,000 for the quarter compared to the same quarter a year ago. As of March 31, 1998 interest-earning assets were 109.2% of interest bearing liabilities.

Demand for mortgage loans was very strong during the six-month period. Net loans receivable increased $3.9 million to $32.5 million at March 31, 1998 compared to $28.6 million at September 30, 1997. Two packages of single family, adjustable rate mortgages loans were purchased during the most recent quarter, totaling $2.5 million. Local loan volume grew a net $1.4 million for the six-month period as well. Securities held for sale decreased $900,000 in the six-month period to $6.6 million at March 31, 1998 from $7.5 million at September 30, 1997.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net Interest Income, continued

Savings and NOW deposits increased during the six-month period by $300,000, to $11.2 million from $10.9 million. The Bank increased its advances from the FHLB by $2.5 million during the most recent quarter, to $6.5 million at March 31, 1998, to fund the purchase of the mortgage loan packages. Management feels these advances were a cost effective alternative to raising funds from local depositors, and allowed funding to be more efficiently matched with the interest rate characteristics of the loans. Significant increases in short term interest rates would adversely affect the Company's interest rate spread and thus interest income. In the case of some short-term funds, such as short-term public funds, the Company could decline to bid and allow them to be withdrawn if acceptable spreads are not available. The Company's liabilities are generally shorter in term and subject to repricing more frequently than assets.

The Company continues to stress consumer and installment lending, shorter-term (15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable securities to respond to changing rates. The Company, as a thrift institution, continues to have a below average exposure to interest rate risk compared to its peers.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three-month period ended
March 31, 1998, an additional provision of $5,000 was taken against earnings. The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may require additional reserves as a result of their examinations of the Company, but have not done so. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of March 31, 1998, the Company,s allowance for loan losses was $85,000 compared to $81,000 on September 30, 1997. Over the six-month period $3,000 in losses were recognized and $7,000 in additions were made to the loan loss reserve.

As of March 31,1998, the Company's nonperforming assets totaled $170,000, or
 .38% of total assets. At the same date, the Company's ratio of allowance for loan losses to nonperforming assets was 50%.

Noninterest Income. Noninterest income increased $20,000, or 57.1%, to $55,000 for the most recent quarter compared to the same quarter a year ago. For the six-month period noninterest income increased $25,000, or 40.3%, to $88,000 for the period. During the six month period $17,000 in gains on the sale of assets were realized, compared to $3,000 during the same six month period a year ago. The Company does not depend on the regular or periodic sale of assets for income, but during the quarter some investment securities were called at profit to the Bank. Customer service fees increased $12,000, or 20.3%, to $71,000 for the six-month period ended March 31, 1998 compared to $59,000 for the same period a year ago. The increase in customer service fees was attributable to an increase in the volume of customer activities for which these fees are charged.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Noninterest Expense. Total noninterest expense increased $13,000, or 4.9%, to $281,000 for the latest quarter compared to $268,000 for the same quarter a year ago. For the six months noninterest expense increased $53,000, to $583,000 compared to $530,000 for the same period a year ago. The increase was partially due to salaries, employee benefits, and professional fees. Compared to the same period a year ago the bank has added the equivalent of 1 1/2 full time employees. Other expenses increased due to the Bank,s debit card operation, and the Bank expensed $10,000 in insurance deductible related to its insurance receivable.

Year 2000 Issue. Many existing computer programs use only two digits to identify a year in the date field. If not corrected, many of these programs could fail or create erroneous results by or at the year 2000. The Year 2000 issue affects virtually all companies. The Bank has attempted to identify all internal operations and external entities where the Year 2000 issue may impact operations and ultimately financial results. This review includes, but is not limited to, the physical facilities of the Bank, its equipment, and computer hardware and software packages. The Bank is also reviewing its correspondent banks, data center, and other vendors with whom the Bank does business or relies upon for its operations. The Bank is monitoring the progress of these entities toward Year 2000 compliance. The Company presently believes that with the planned modifications to existing systems and vendor delivery of millennium-compliant systems, all material Year 2000 compliance issues will be resolved on a timely basis. Additionally, the Company believes that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

Income Tax Expense. Income tax expense was $58,000, an effective rate of 40.9%, for the most recent quarter compared to $56,000, an effective rate of 37.3%, for the same quarter a year ago. For the six months ended March 31, 1998, tax expense was $90,000, an effective rate of 36.9%, compared to $97,000, an effective rate of 37.4%, for the same period a year ago. Tax expense reflects the level of profitability for the respective periods.

Liquidity and Capital Requirements. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges, and FHLB advances. Federal regulations require the Bank to maintain cash and eligible investments at levels that assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of March 31, 1998, the Bank had cash and due from banks, deposits, and securities available for sale with an estimated market value of $10.6 million, or 23.7% of total assets.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At March 31, 1998, the Bank had outstanding commitments to extend credit totaling $ 1.6 million. Management believes loan repayments, deposits, and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, or as an alternative source of liquid funds, but are not relied upon in the regular course of business.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at March 31, 1998, relative to the regulatory capital requirements.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(concluded)

Liquidity and Capital Requirements, continued

                                            Amount
                                        (in thousands)     Percent of Assets
Tangible Capital	                         $   4,637             	10.39%
Tangible Capital Requirement	                   670	              1.50%
Excess                                       	3,967              	8.89%

Core Capital                             	$   4,637             	10.39%
Core Capital Requirement                     	1,340            	  3.00%
Excess                                       	3,297              	7.39%

Total Capital   (Core & Supple.)         	$   4,722             	20.29%
Risk-Based Capital Requirement               	1,862             	 8.00%
Excess                                       	2,860             	12.29%

PART II. OTHER INFORMATION




Item 4.	Submission of Matters to a Vote of Security Holders

	(a)  January 29, 1998
	(b)  See (c)
	(c)  Election of Directors
    		Name of Nominee	                   For	       Withheld
		    Bruce A. Beesley (3-year term)	  238,610      	 7,920
    		C. Darrell Deem (3-year term)   	238,510     	  8,020

    		Further, 244,289 votes were cast for the ratification of Kemper CPA Group,
      LLC as the Company's independent auditors for the fiscal year ending
      September 30, 1998.  There were 707 votes cast against ratification with 1,534 abstaining.
	(d)  Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27:	Financial Data Schedules (electronic filing only)

	(b)	There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					HOME BUILDING BANCORP, INC.
					Registrant



Date:    5/14/98             		/s/ Bruce A. Beesley
                         						Bruce A. Beesley, President and Chief
						                         Executive Officer (Duly Authorized Officer)



Date:     5/14/98            		/s/ Debra K. Shields
                         						Debra K. Shields, Vice President and
				                        		 Chief Financial Officer (Principal Financial
						                         and Accounting Officer)

INDEX OF EXHIBITS



Exhibit	         Description

27	          Financial Data Schedules (electronic filing only)
  	                For six month period ended March 31, 1998
	                  For nine month period ended June 30, 1996 (restated)
	                  For year ended September 30, 1996 (restated)
	                  For three month period ended December 31, 1996 (restated)
	                  For six month period ended March 31, 1997 (restated)
                  	For nine month period ended June 30, 1997 (restated)
                  	For year ended September 30, 1997 (restated)