Form 10QSB
period 1998-06-30
HOME BUILDING BANCORP INC
filed 1998-08-13
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998 or

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

As of August 13, 1998 there were 331,660 shares of the Registrant's common stock issued and outstanding.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Transitional Small Business Disclosure Format:
{ } Yes          {X} No

HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information	Page

	Item 1. Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at June 30, 1998       	1
	and September 30, 1997

	Consolidated Statements of Income for the Three and Nine Months
	Ended June 30, 1998 and 1997	                                        	 2

	Consolidated Statements of Cash Flows for the Nine Months Ended
	June 30, 1998 and 1997                                               		3

	Notes to Consolidated Financial Statements                           		4

	Item 2.  Management's Discussion and Analysis of Financial Condition
         	and Results of Operations                                     8

Part II. Other Information                                           		12

	Signatures	                                                         		13

	Index of Exhibits                                                   		14

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition

	                                                              (Unaudited)
	                                                        June 30,	    Sept. 30,
	                                                          1998     	    1997
                                      ASSETS
Cash and due from banks	                               $ 1,243,321	 $ 1,494,118
Interest-bearing deposits with banks	                    2,343,631	   2,521,578
Securities available-for-sale	                           6,313,983	   7,483,447
Securities held-to-maturity, fair market value of
  $265,000 at June 30, and $349,000 at Sept. 30	           261,994     	344,257
Loans receivable, net of allowance for loan losses of
   $84,000 at June 30, and $81,000 at Sept. 30	         33,149,400	  28,582,610
Insurance receivable	                                      238,494     	240,444
Accrued interest receivable                               	223,236     	210,256
Premises and equipment                                    	764,933     	783,967
Other assets	                                              123,221	      89,075
     Total assets	                                    $ 44,662,213	$ 41,749,752

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits	                             $ 11,123,902	$ 10,880,043
Other time deposits	                                    20,519,642   20,637,490
     Total deposits	                                    31,643,544   31,517,533

Advances from Federal Home Loan Bank	                    6,500,341   	4,000,341
Accrued expenses and other liabilities	                    373,593	     338,947
     Total liabilities	                                 38,517,478	  35,856,821

Shareholders' equity:
   Common stock, $.01 par value, 1 million
     shares authorized, 331,660 issued and
     outstanding                                            	3,317       	3,317
   Additional paid-in capital                           	3,079,655   	3,046,415
   Treasury stock, at cost                               	(345,000)   	(345,000)
   Retained earnings	                                    3,609,887   	3,449,876
   Net unrealized gain on available-for-sale securities,
      net of deferred tax of $17,005 at June 30, and
      $8,451 at Sept. 30                                   	25,509      	12,606
   Unearned ESOP & recognition and retention shares	      (228,633)    (274,283)
     Total shareholders' equity	                         6,144,735    5,892,931

     Total liabilities and shareholders' equity	      $ 44,662,213	$ 41,749,752



See notes to consolidated financial statements.

Home Building Bancorp., Inc.
Washington, Indiana
Consolidated Statements of Income
	                                                        (Unaudited)
                                         	Three months ended	       Nine months ended
                                                	June 30,                 	June 30,
	                                           1998    	    1997    	    1998    	    1997
Interest income:
 Loans receivable	                      $ 644,989	    $ 599,583  	$ 1,880,978	 $ 1,795,274
	Investments                              	40,605       	44,751      	144,483	     119,176
	Mortgage-backed securities               	75,341       	98,776      	229,456      307,637
	Deposits with other banks	                53,940   	   103,092	      183,082	     274,071
	Total interest income	                   814,875	      846,202	    2,437,999	   2,496,158

Interest expense:
	Deposits	                                378,178      	412,239    	1,131,503	   1,225,601
	Other borrowed funds	                     87,769  	     52,727	      211,992	     161,366
	Total interest expense	                  465,917   	   464,966   	 1,343,495	   1,386,967

Net interest income	                      348,958      	381,236	    1,094,504	   1,109,191
Provision for loan losses	                 10,000  	      5,000	       17,000	       5,000

	Net interest income after provision
   for loan losses	                       338,958	      376,236   	 1,077,504	   1,104,191

Noninterest income:
	Gain on sale of assets                      	126        	9,231       	17,238	      12,684
	Customer service fees	                    65,298	       26,508   	   135,810	      85,423
	Total other income	                       65,424	       35,739	      153,048	      98,107

Noninterest expenses:
	Salaries and employee benefits          	163,643      	125,455      	460,446   	  386,778
	Occupancy and equipment	                  36,432       	37,807      	107,062  	   111,952
	Deposit insurance premium                 	5,526        	4,997       	16,233	      26,389
	Computer expense                         	13,059       	12,352       	40,953	      41,529
	Service fees                             	12,870       	12,617       	40,578	      37,154
	Advertising expense                      	13,938       	14,206       	43,220	      40,321
	Professional fees	                        17,714       	10,844       	56,079	      36,882
	Other expense	                            36,966	       50,697	      118,862	     117,620
	Total other expenses	                    300,148	      268,975	      883,433	     798,625

Income before income taxes	               104,234      	143,000      	347,119 	    403,673
Income tax expense	                        27,254	       55,963	      116,984	     153,446

Net income                            	$   76,980   	$   87,037	   $  230,135	  $  250,227

Basic earnings per share of
  common stock	                        $     0.26	   $     0.30	   $     0.79	  $     0.88
Weighted average shares outstanding	      291,367	      285,973	      290,173	     284,406

Diluted earnings per share of
  common stock                        	$     0.26	   $     0.30	   $     0.78  	$     0.86
Diluted weighted average shares
  outstanding	                            296,381	      291,041       295,187	     289,474

See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
	                                                           (Unaudited)
	                                                  Nine months ended June 30,
                                                 	    1998      	    1997
Cash flows from operating activities:
Net income	                                      $   230,135      	$    250,227
Adjustments to reconcile net income to net cash
  provided by (used by) operating activities:
     Depreciation and amortization	                   29,594            	30,474
     Non cash compensation                           	78,890	               -
     Other gains and losses, net                     	(9,929)            	  -
     Net realized gains on
        available-for-sale securities	                (7,309)          	(10,989)
     Decrease in insurance receivable	                 1,950             	  -
     Increase in accrued interest receivable        	(12,980)        	  (10,692)
     Increase (decrease) in accrued expenses
       and other liabilities                         	26,092            	(5,444)
     (Increase) decrease in other assets	            (24,217)          	 54,636
     Provision for loan loss	                         17,000	             5,000
     Total adjustments	                               99,091	            62,985
Net cash provided by operating activities	           329,226	           313,212

Cash flows from investing activities:
Net increase (decrease) in interest-bearing
    deposits with banks                             	177,947        	(2,912,409)
Purchases of available-for-sale securities	         (957,647)       	(2,283,616)
Proceeds from maturities of available-for-sale
    securities                                    	1,897,224           	907,933
Proceeds from sales of available-for-sale
    securities                                      	258,653         	1,784,918
Proceed from maturities of held-to-maturity
    securities                                       	82,263            	95,280
Net increase in loans	                            (4,583,790)         	(125,556)
Net purchases of premises and equipment	             (10,560)	          (26,723)
Net cash used in investing activities	            (3,135,910)      	 (2,560,173)

Cash flows from financing activities:
Net increase in savings and NOW deposit accounts    	243,859         	2,555,993
Net increase (decrease) in time deposits           	(117,848)           	28,261
Net decrease in securities sold under agreements
     to repurchase	                                      -            	(273,951)
Proceeds from Federal Home Loan Bank advances	     2,500,000               	-
Dividends paid	                                      (70,124)	          (71,626)
Net cash provided by financing activities	         2,555,887       	  2,238,677

Net decrease in cash and due from banks            	(250,797)           	(8,284)
Cash and due from banks at beginning of period	    1,494,118	         1,428,754
Cash and due from banks at end of period	        $ 1,243,321	       $ 1,420,470


Cash paid for:
Interest		                                       $ 1,330,072	       $ 1,387,411

Income taxes                                    	$   180,831	       $       -


See notes to consolidated financial statements.

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
June 30, 1998 and 1997



Note 1:  Basis of Presentation

The unaudited information for the three and nine months ended June 30, 1998 and June 30, 1997, includes the results of operations of Home
Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Home Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 1997. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Home Building Bancorp, Inc., Home Building Savings Bank, FSB, and the Bank's subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.


Note 3:  Stock Conversion

On February 7, 1995, Home Building Bancorp, Inc. began trading as a public company on the Nasdaq SmallCap Market. The Company issued
322,000 shares, $.01 par value common stock, for proceeds of $2,858,862 net expenses of approximately $361,000. The Bank converted to a federal stock savings bank following the formation of the holding company and received proceeds of $1,432,853 in exchange for all its common stock. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests. In February 1998, the Corporation's stock listing was moved from the NASDAQ SmallCap Market to the "pink sheets" published by the National Quotations Bureau, Inc.


Note 4:  Earnings Per Common Share

Basic earnings of $0.26 per common share for the three-month period and $0.79 for the nine-month period ended June 30, 1998, were computed by dividing net income by the weighted average number of shares outstanding during the quarter, less Employee Stock Ownership Plan ("ESOP") shares and Recognition and Retention Plan ("RRP") shares not committed to be released. The weighted average number of shares outstanding for the periods was 291,367 and 290,173, respectively. Diluted earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent three-month period were $0.26 per share and $0.78 for the nine-month period ended June 30, 1998.
A reconciliation of both numerators and denominators of the per share calculations follows:

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
June, 1998 and 1997


Note 4:  Earnings Per Common Share, continued

                     	                     Income	       Shares	     Per-Share
	                                          (Numerator)	(Denominator)	  Amount
                                      For the Three Months Ended June 30, 1998
Basic EPS,
Income available to common shareholders     	$76,980     	291,367     	$0.26
Effect of dilutive securities:
  Incentive stock option plan shares                      		5,014
Diluted EPS
Income available to common shareholders+
assumed conversions                         	$76,980     	296,381     	$0.26

For the Nine Months Ended June 30, 1998
Basic EPS,
Income available to common shareholders    	$230,135     	290,173     	$0.79
Effect of dilutive securities:
  Incentive stock option plan shares                      		5,014
Diluted EPS
Income available to common shareholders+
assumed conversions                        	$230,135     	295,187     	$0.78


For the Three Months Ended June 30, 1997
Basic EPS,
Income available to common shareholders	     $87,037     	285,973     	$0.30
Effect of dilutive securities:
  Incentive stock option plan shares                      		5,068
Diluted EPS
Income available to common shareholders+
assumed conversions                         	$87,037     	291,041     	$0.30

For the Nine Months Ended June 30, 1997
Basic EPS,
Income available to common shareholders	    $250,227    	284,406      	$0.88
Effect of dilutive securities:
  Incentive stock option plan shares	                     	5,068
Diluted EPS
Income available to common shareholders+
assumed conversions                        	$250,227    	289,474      	$0.86

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
June 30, 1998 and 1997
(Continued)

Note 5:  Allowance for Loan Losses and Loan Loss Provision

Activity in the allowance for loan losses was as follows:

  	                  For the nine months ended June 30,
	                           1998     	     1997
Beginning	              $  81,000     	$  77,039

	Provision	                17,000	           -
	Charge-offs	             (15,000)          	-
	Recoveries	                1,000	           -

	Ending	                $  84,000	     $  77,039


Note 6:  Comprehensive Income

In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires classification of items of other compressive income by their nature in the financial statements and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997, and the Company will implement this for its year ending September 30, 1999. However, the following table reflects the impact of FASB No. 130 had the new pronouncement been implemented at June 30, 1998.

    Consolidated Statements of Comprehensive Income
	                                                        (Unaudited)
                                        	Three months ended	        Nine months ended
                                              	June 30,                	June 30,
	                                         1998    	    1997    	    1998    	    1997
	Net income	                          $  76,980   	$  87,037   	$  230,135	  $  250,227
	Other comprehensive income,
      net of income tax:
	Unrealized holding gains and (losses)	   3,903	      15,833	       12,903	      19,694
	Comprehensive income	                $  80,883	   $ 102,870	    $ 243,038	  $  269,921

	Comprehensive income per weighted
   average share of common stock 	    $    0.28	   $    0.36	    $    0.84	  $     0.95
	Weighted average shares outstanding	   291,367	     285,973	      290,173	     284,406

	Comprehensive income per diluted
   weighted average share of
   common stock 	                     $    0.27	   $    0.35	    $    0.82	  $     0.93
	Diluted weighted average shares
   outstanding	                         296,381	     291,041	      295,187	     289,474


Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
June 30, 1998 and 1997
(Concluded)


Note 7:  Contingencies

Due to employee theft that was discovered during the year ended September
30, 1997, the Corporation has recorded an insurance receivable for $238,494 at June 30, 1998. In the insurance company's initial review of the claim, the total amount recoverable has not been determined. In the opinion of management, after consultation with legal counsel, the ultimate disposition of the claim is not expected to have a material adverse effect on the consolidated financial position of the Corporation.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at June 30, 1998, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan ("ESOP").

Established in 1908, Home Building Savings Bank, FSB is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans, automobile and other consumer loans, and to a lesser extent commercial, multifamily and construction real estate loans. The Bank also invests in United States government and agency obligations and may invest in other permissible investments.

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

Financial Condition

For the nine months ended June 30, 1998, total assets increased approximately $3.0 million to $44.7 million from $41.7 million at
September 30, 1997. This increase in total assets was the result of a $4.6 million increase in net loans receivable to $33.1 million at June 30, 1998 from $28.5 million at September 30, 1997. Net loans receivable increased as a result of the Bank's purchase of $2.5 million in adjustable-rate, residential first mortgage loans. The purchase was funded by a $2.5 million
advance from the Federal Home Loan Bank.   The remaining increase in net
loans receivable was funded primarily by a $1.3 million decrease in the Bank's investment and mortgage-backed securities portfolios, as such securities matured, were prepaid, or called, and a $429,000 decrease in cash and interest-bearing deposits.

Liabilities increased by approximately $2.6 million, to $38.5 million at June 30, 1998 from $35.9 million at September 30, 1997, primarily as a result of the $2.5 million FHLB advance discussed above. Savings and NOW deposits increased by approximately $244,000, and time deposits decreased by approximately $118,000 in the nine-month period. The Bank has maintained steady deposit rates that are competitive for its marketplace and has been successful in retaining and slightly increasing deposits since September 30, 1997. However, competition for deposits in the Bank's market area is strong and therefore no assurances can be made that the Bank will be successful in increasing or retaining its deposits in the future.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Results of Operations:
Comparison of the three and nine months ended June 30, 1998 and 1997.

General. The Company experienced a net profit of $77,000 for the three months and $230,000 for the nine months ended June 30, 1998, respectively, compared to net profits of $87,000 and $250,000 for the same periods in 1997.

Interest Income. Total interest income decreased $31,000, or 3.7%, to $815,000 for the three months ended June 30, 1998, compared to the same period last year. Interest income earned by the Company's loan portfolio increased $45,000 for the three months ended June 30, 1998 compared to a year ago due to higher loan volume, which was primarily the result of loans purchased by the Company. Lower balances of mortgage-backed securities and deposits with other banks reduced interest from these sources by a total of $73,000 for the most recent quarter compared to the same quarter a year ago. During this quarter last year the Company benefited from large short-term deposits which were in turn deposited by the Bank at positive spreads. These deposits were withdrawn later in fiscal year 1997. For the nine-month period interest income decreased $58,000, or 2.3%, to $2,438,000 compared to $2,496,000 during the first nine months of fiscal year 1997.

Interest Expense. Total interest expense decreased $1,000, or .21%, during the most recent quarter compared to the same quarter a year ago. Interest on deposits decreased because the volume of savings was less compared to a year ago. Interest paid on borrowed funds increased as additional funds were borrowed from FHLB. The weighted average cost of savings at June
30, 1998 was 4.57%, unchanged from December 31, 1997. The overall cost of funds, including all FHLB advances, was 4.75% at June 30, 1998 compared to 4.69% at December 31, 1997. The small increase reflects the rates paid on the additional advances taken during the previous quarter. The Company is able to compete aggressively for savings funds when adequate spreads on loans or investments are available. FHLB advances have been an effective asset-liability management tool.

Net Interest Income. Net interest income, before provision for loan losses, decreased $32,000, or 8.4%, to $349,000 for the quarter compared to the same quarter a year ago. As of June 30, 1998, interest-earning assets were 110.6% of interest bearing liabilities.

Demand for mortgage loans was very strong during the nine-month period.
Net loans receivable increased $4.6 million to $33.1 million at June 30, 1998 compared to $28.5 million at September 30, 1997. Two packages of single family, adjustable rate mortgages loans were purchased during the previous quarter, totaling $2.5 million. Local loan volume grew a net $2.1 million for the nine-month period as well. Securities held for sale decreased $1.2 million in the nine-month period to $6.3 million at June 30, 1998 from $7.5 million at September 30, 1997.

Savings and NOW deposits increased during the nine-month period by $244,000, to $11.1 million from $10.9 million. The Bank increased its advances from the FHLB by $2.5 million during the most recent quarter, to $6.5 million at June 30, 1998, to fund the purchase of the mortgage loan packages. Management feels these advances were a cost effective alternative to raising funds from local depositors, and allowed funding to be more efficiently matched with the interest rate characteristics of the loans. Significant increases in short term interest rates would adversely affect the Company's interest rate spread and thus interest income. In the case of some short-term funds, such as short-term public funds, the Company could decline to bid and allow them to be withdrawn if acceptable spreads are not available. The Company's liabilities are generally shorter in term and subject to repricing more frequently than assets.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net Interest Income, (continued). The Company continues to stress consumer and installment lending, shorter-term (15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable securities to respond to changing rates. The Company, as a thrift institution, continues to have a below average exposure to interest rate risk compared to its peers.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three-month period ended June 30, 1998 an additional provision of $10,000 was taken against earnings. The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may require additional reserves as a result of their examinations of the Company, but have not done so. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of June 30, 1998 the Company's allowance for loan losses was $84,000 compared to $81,000 on September 30, 1997. Over the nine-month period $14,000 in net losses were recognized and $17,000 in additions were made to the loan loss reserve.

As of June 30,1998, the Company's nonperforming assets totaled $134,000, or .30% of total assets. At the same date, the Company's ratio of allowance for loan losses to nonperforming assets was 62.6%.

Noninterest Income. Noninterest income increased $29,000, or 80.6%, to $65,000 for the most recent quarter compared to the same quarter a year ago. For the nine-month period noninterest income increased $55,000, or 56.1%, to $153,000 for the period. During the nine month period $17,000 in gains on the sale of assets were realized, compared to $13,000 during the same nine month period a year ago. The Company does not depend on the regular or periodic sale of assets for income, but some investment securities were called at profit to the Bank. Customer service fees increased $51,000, or 60.0%, to $136,000 for the nine month period ended June 30, 1998 compared to $85,000 for the same period a year ago. The increase was attributable to improved service corporation results and increased customer transaction fees.

Noninterest Expense. Total noninterest expense increased $31,000, or 11.5%, to $300,000 for the latest quarter compared to $269,000 for the same quarter a year ago. The increases were due to salary and benefit expense and professional fees. For the nine months noninterest expense increased $84,000, to $883,000 compared to $799,000 for the same period a year ago. The increase was due to salaries and employee benefits, professional fees, and other expense. Compared to the same period a year ago the Bank has added the equivalent of 1 1/2 full time employees.

Income Tax Expense. Income tax expense was $27,000 for the most recent quarter compared to $56,000 for the same quarter a year ago. For the nine months ended June 30, 1998, tax expense was $117,000 compared to $153,000. Tax expense reflects the level of profitability for the respective periods.

Liquidity and Capital Requirements. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges, and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments at levels that assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of June 30, 1998, the Bank had cash and due from banks, deposits, and securities available for sale with an estimated approximate market value of $9.9 million, or 22.2% of total assets.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of operations
(concluded)

Liquidity and Capital Requirements (continued). The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The
Bank anticipates it will have sufficient funds to meet current loan commitments. At June 30, 1998, the Bank had outstanding commitments to extend credit totaling $ 1.2 million. Management believes loan repayments, deposits, and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, or as an alternative source of liquid funds, but are not relied upon in the regular course of business.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at June 30, 1998, relative to the regulatory capital requirements.

                                        	Amount
                                   	(in thousands)	        Percent of Assets
Tangible Capital	                     $   4,643                 	10.45%
Tangible Capital Requirement          	     667	                  1.50%
Excess                                   	3,976                  	8.95%

Core Capital	                         $   4,643	                 10.45%
Core Capital Requirement	                 1,333	                  3.00%
Excess	                                   3,310                  	7.45%

Total Capital   (Core & Supple.)     	$   4,727                 	20.20%
Risk-Based Capital Requirement	           1,872	                  8.00%
Excess	                                   2,855                 	12.20%

PART II. OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27:	Financial Data Schedule (electronic filing only)

	(b)	There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         					HOME BUILDING BANCORP, INC.
				                                         	Registrant



Date:    8/13/98                           		/s/ Bruce A. Beesley
	                                  	    					Bruce A. Beesley, President and
                                             Chief Executive Officer (Duly
                                             Authorized Officer)



Date:     8/13/98                          		/s/ Debra K. Shields
	                                       					Debra K. Shields, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

INDEX OF EXHIBITS



Exhibit		Description

27	Financial Data Schedule (electronic filing only)