Form 10KSB
period 1998-09-30
HOME BUILDING BANCORP INC
filed 1999-01-20
CIK 930594

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998
	OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number:   0-24896

                         HOME BUILDING BANCORP, INC.
----------------------------------------------------------------------------
               (Name of small business issuer in its charter)

                    Indiana
(State or other jurisdiction of incorporation or organization)
                    35-1935840
      (I.R.S. Employer Identification No.)

  200 East Van Trees Street, Washington, Indiana               47501
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (812) 254-2641

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State the issuer's revenues for its most recent fiscal year:  $ 3.5 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of December 23, 1998, was $4.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 23, 1998, there were issued and outstanding 293,000 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998.
Part III of Form 10-KSB - Portions of the Proxy Statement for the Annual Meeting of Stockholders held in January 1999.
Transitional Small Business Disclosure Format (check one):  Yes  ; No   X  .

                                   PART I

Item 1.  Description of Business

General

Home Building Bancorp, Inc. (the "Company"), an Indiana corporation, was formed in September 1994 to act as the holding company for Home Building Savings Bank, FSB (the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Conversion was completed on February 7, 1995. All references to the Company, unless otherwise indicated, at or before February 7, 1995 refer to the Bank. The Company's Common Stock trades on The Nasdaq Pink Sheet/Electronic Bulletin Board under the symbol "HBBI."

At September 30, 1998, the Company had $45.1 million of assets and stockholders' equity of $6.2 million (or 13.68% of total assets).

The Bank is a federally chartered stock savings bank headquartered in Washington, Indiana. The Bank is a member of the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"), and its deposits are insured up to applicable limits by the FDIC, which insurance is backed by the full faith and credit of the United States Government.

The principal business of the Company consists of attracting retail deposits from the general public and investing those funds, together with borrowings and other funds, to originate primarily loans secured by first mortgages on owner-occupied one- to four-family residences. The Company also originates consumer loans, and to a significantly lesser extent, loans secured by commercial and multi-family real estate and commercial business loans. The Company also invests in U.S. Government securities and other investment securities. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company only solicits deposits in its primary market area and does not accept brokered deposits. The Company's revenues are derived principally from interest on mortgage and consumer loans, interest on investment and mortgage-backed securities, interest on time deposits at other banks, and service fee income. The executive office of the Company is located at 200 East Van Trees Street, Washington, Indiana 47501. Its telephone number at that address is (812) 254-2641.

Forward-Looking Statements

When used in this Annual Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Impact of the Year 2000

The Corporation has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and have developed implementation plans to address the issue. The Corporation's data processing is performed by a service bureau. The Corporation has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Corporation. To date, the Corporation has been informed that their primary service providers anticipate that all reprogramming efforts will be completed by March 31, 1999, allowing the Corporation adequate time for testing. The Corporation will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on their financial position or results of operations, however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently the Corporation could incur incremental costs to convert to another vendor.
The Corporation has identified certain expenditures in connection with achieving Year 2000 compliance. These are currently expected to total approximately $10,000.

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

Lending Activities

General. Historically, the Company originated primarily fixed-rate one- to four-family mortgage loans. In the early 1980's, the Company introduced the origination of ARM loans and short-term loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than traditional long-term, fixed-rate mortgage loans. Nevertheless, the Company has continued to originate fixed-rate mortgage loans in response to customer demand, generally for terms of up to 15 years, and , and fixed-rate loans continue to predominate the Company's balance sheet. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report").

The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, consumer loans (including automobile loans), and to a significantly lesser extent, commercial business, construction, multi-family and commercial real estate loans. The majority of the Company's loans are originated in its primary market area. However, mortgages are also purchased from other originators. At September 30, 1998, the Company's net loans receivable totaled $32.7 million.

The Executive Committee of the Bank is responsible for review of all mortgage loan applications. The Executive Committee currently consists of three directors and President Beesley The members of the Executive Committee generally meet monthly to review loan applications. Individual loan officers and the Executive Committee each have authority, up to individually authorized lending limits, to approve consumer and mortgage loans.

The Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At September 30, 1998, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $698,000. At September 30, 1998, the Bank had no loans with aggregate outstanding balances in excess of this amount. The Company's largest lending relationship at that date consisted of seven loans to a single borrower totaling $293,000 secured by a first mortgage on the borrower's residence and commercial inventory, equipment and account receivables. The Company had only 5 other loans or lending relationships in excess of $150,000 at September 30, 1998. All of these loans are currently performing in accordance with their repayment terms.

Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.
Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                  At September 30,
                                        1998                       1997
                                  Amount    Percent        Amount     Percent
                                              (Dollars in Thousands)
Real Estate Loans:
 One- to four-family             $26,869      81.6%       $22,160      77.0%
 Residential construction            111        .3            295       1.0
 Multi-family and commercial         328       1.0            410       1.4
     Total real estate loans      27,308      82.9         22,865      79.4

Other Loans:
 Consumer Loans:
  Automobile                       1,751       5.3          2,037       7.0
  Home equity/home improvement/
    2nd mortgages                  2,669       8.1          2,175       7.6
  Unsecured                          346       1.1            320       1.1
  Deposit account                    570       1.7            305       1.1
     Total consumer loans          5,336      16.2          4,837      16.8
 Commercial business loans           301        .9          1,080       3.8
     Total other loans             5,637      17.1          5,917      20.6
 Total loans receivable, gross    32,945     100.0%        28,782     100.0%

Less:
 Loans in process                    127                       47
 Deferred fees and discounts          67                       71
 Allowance for losses                 92                       81
 Total loans receivable, net    $ 32,659                  $28,583

During the 1998 fiscal year, the Company's percentage of fixed-rate loans increased from the prior fiscal year. The following table presents the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                             At September 30,
                                    1998                         1997
                            Amount      Percent           Amount       Percent
                                         (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family	        $19,306       58.6%           $16,449        57.2%
  Residential construction       	111        0.3                295         1.0
  Multi-family and commercial     328        1.0                410         1.4
   Total real estate loans     19,745       59.9             17,154        59.6

 Consumer                       5,336       16.2              4,837        16.8
 Commercial business              301        0.9              1,080         3.8
   Total fixed-rate loans      25,382       77.0             23,071        80.2

Adjustable-Rate Loans:
 Real estate:
  One- to four-family           7,563       23.0              5,711        19.8
Total adjustable-rate loans     7,563       23.0              5,711        19.8
Total loans receivable, gross  32,945      100.0%            28,782       100.0%

Less:
 Loans in process                 127                            47
 Deferred fees and discounts       67                            71
 Allowance for loan losses         92                            81

Total loans receivable, net  $ 32,659                       $28,583

The following table presents the contractual maturities of the Company's loan portfolio at September 30, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or due-on-sale clauses.

                                 Real Estate
                                Multi-family
                   One- to	         and           Residential
Commercial
                  Four-Family      Commercial     Construction    Consumer
Business   	  Total
                                                 (In Thousands)
 Due During
 Periods Ending
 September 30,
1999(1)            $    27         $      0           $ 111       $  2,649    $      0      $  2,787
2000 through 2003      559                0               0            910         301         1,770
2004 and following  26,283              328               0          1,777           0        28,388
  Total           $ 26,869            $ 328           $ 111        $ 5,336     $   301      $ 32,945

(1)Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after September 30, 1999 which have fixed interest rates is $22.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $ 7.6 million.

One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts (which include radio, newspaper and direct mail), its present customers, walk-in customers and referrals from real estate brokers. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At September 30, 1998, such loans constituted 81.6% of the Company's gross loans receivable, up from 77.0% at September 30, 1997.

The Company currently offers fixed-rate and ARM loans. For the year ended September 30, 1998, the Company originated $ 302,000 of adjustable-rate real estate loans secured by one- to four-family residential real estate. During the same period, the Company originated $ 7.8 million of fixed-rate one- to four-family real estate loans. The Company's one- to four-family residential mortgage originations are primarily secured by properties located in its primary market area.

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

Currently, the Company will loan up to 97% of the lesser of the sales price or appraised value of the security property on owner occupied one- to four-family loans, provided that private mortgage insurance is obtained in an amount sufficient to reduce the Company's exposure to not more than 80% of the appraised value or sales price, as applicable. The maximum loan to value is 90% without private mortgage insurance. The loan-to-value ratio on non-owner occupied one-to four-family loans is generally 80% of the lesser of the sales price or appraised value of the security property. Residential loans do not include prepayment penalties, are non-assumable, and do not produce negative amortization. Real estate loans originated by the Company contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by appraisers approved by bank. The Company requires borrowers to obtain an attorney's opinion or certificate of title, casualty insurance and flood insurance (if appropriate) in an amount not less than the amount of the loan.

Residential Construction Lending. The Company makes construction loans to individuals for the construction of their residences and, from time to time, to established builders for the construction of residential homes without an underlying sales contract. At September 30, 1998, all of the Company's construction loans were secured by property located within the Company's market area.

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

Construction lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developments, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor.
The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project.
If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service the total debt. In such cases, the Company may be required to modify the terms of the loan. Residential construction loans comprise less than one-percent of the Company's gross loans receivable.

Consumer Lending. Management considers consumer lending to be an important component of its asset/liability management strategy. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus helping to reduce the Company's exposure to changes in interest rates, and carry higher rates than do residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. In addition, management believes that offering consumer loan products helps expand and create stronger ties to its existing customer base. Currently the second largest component of the Company's loan portfolio, at September 30, 1998 consumer loans comprised 16.2% of the Company's gross loans receivable, down from 16.8% at September 30, 1997.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low ($ 98,000, or approximately 1.8% of the Company's consumer loan portfolio at September 30, 1998), there can be no assurance that delinquencies will not increase in the future. See "Asset Quality - Non-Performing Assets."

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

The Company recognizes the generally increased credit risks associated with commercial business lending. The Company's commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis. Commercial business loans comprise, at September 30, 1998, less than one-percent of the Company's gross loans receivable, down from approximately 3.8% at September 30, 1997.

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

Loans secured by commercial real estate and multi-family properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans comprise, at September 30, 1998, approximately one-percent of the Company's gross loans receivable, down from approximately 1.4% at September 30, 1997.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

The Company originates real estate loans through marketing efforts, the Company's customer base, walk-in customers and referrals from real estate brokers. The Company originates both adjustable-rate and fixed-rate loans, although fixed-rate originations have predominated during the last several fiscal years. Its ability to originate loans is dependent upon the relative demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates, as well as the current and expected future level of interest rates and competition.

At September 30, 1998, the Company had outstanding commitments for mortgage loans, home equity lines of credit and commercial business loans of approximately $ 1.11 million. The Company invests its excess funds in mortgage-backed securities and bonds issued by U.S. government agencies. See Note 13 of the Notes to Consolidated Financial Statement. See "- Investments."

The Company does not currently service loans for other entities.

The following table presents the loan origination and repayment activities of the Company and the purchase, sale and repayment activities of the Company's mortgage-backed securities for the periods indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

                                                  Year Ended September 30,
                                                  1998        	       1997
                                                     (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family	             $  302           $    855

  Fixed rate:
  Real estate - one- to four-family	              7,793              5,353
              - multi-family and commercial	        326                392
              - residential and other construction 	332                523
Non-real estate - consumer	                       3,356              3,156
         Total fixed-rate	                       11,807              9,424
         Total loans originated	                 12,109             10,279

Purchases:
  Total mortgage-backed securities purchased	         0              1,299

Sales and Repayments:
  Total mortgage-backed securities sold            (259)              (883)
         Total sales                               (259)              (883)
  Principal repayments                           (7,962)            (6,918)
         Total reductions                       	(8,221)            (7,801)
Increase (decrease) in other items, net	           (724)            (1,246)
         Net increase                       	  $  3,164            $ 2,531

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

                       					Loans Delinquent For:
			                             60-89 Days	             90 Days and Over      Total Delinquent Loans
				                               	 Percent			                   Percent		                      Percent
	                                			 of Loan		                    of Loan		                      of Loan
                   			Number Amount Category	       Number Amount Category  	 Number   Amount    Category
					                                              	 (Dollars in Thousands)
One-to four-family      4   $  92    0.34%             3   $  48   0.18%        7      $ 140       0.52%
Consumer	               4       6    0.11             14      98   1.84        18        104       1.95
   Total	               8   $  98    0.30%            17   $ 146   0.45%       25      $ 244       0.75%

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio.
 All loans delinquent 90 days and over are placed on non-accrual status. Loans are also placed on non-accrual status when the collection of principal and/or interest become doubtful. In 1998 the Company had only one troubled debt restructuring, in connection with a bankruptcy. A portion of an auto loan, in the amount of $ 1,500 was forgiven and charged as a loss.
 Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed in-substance foreclosed at September 30, 1998.


                                                 At September 30,

                                               1998              1997

(Dollars in Thousands)
Non-accruing loans:
  One- to four-family	                      $    48            $  171
  Consumer	                                      98                79
     Total	                                     146               250

Total non-performing assets	                  $ 146             $ 250
Non-performing assets as a
   percentage of total assets	                 .32%              .60%

For the year ended September 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $7,032, none of which was included in interest income.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1998, the Company had classified a total of $ 80,000 of its assets as substandard, $ 66,000 as doubtful, none as loss and the Company had designated $ 27,000 as special mention. At September 30, 1998, total classified assets comprised $ 146,000, (without special mention) or 2.4% of the Company's capital, or .32% of the Company's total assets.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 1998, there was also an aggregate of $ 27,000 in net book value of loans secured by four single family residences with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management considered these loans in establishing the Company's allowance for loan losses.

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 1998, the Company had a total allowance for loan losses of $ 92,000 representing 63.0% of total non-performing loans and .28% of the Company's net loans receivable. See Note 3 of the Notes to Consolidated Financial Statements.

The following table sets forth an analysis of the Company's allowance for loan losses.

                                           Year Ended September 30,
                                           1998              1997
                                           (Dollars in Thousands)
Balance at beginning of period           	$ 81             $ 77
Charge-offs:
  One- to four-family	                       0              ---
  Consumer	                                 17                3
    Total charge-offs	                      17                3
Recoveries:
  Consumer	                                  1                2
    Total recoveries	                        1                2
Net charge-offs                            	16               (1)
Additions charged to operations             27                5
Balance at end of period	                 $ 92              $81

Ratio of net charge-offs during
  the period to average loans outstanding
  during the period	                      .045 %            --- %

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                      At September 30,
                                               Percent		              Percent
                                              of Loans 		             of Loans
                                               in Each		              in Each
                                Amount of	    Category    Amount of   Category
                               Loan Loss      to Total 	   Loan Loss  to Total
                               Allowance        Loans     Allowance    Loans
                                             (Dollars in Thousands)
One- to four-family	            $  71          77.1%        $65         80.2 %
Multi-family and commercial        	2           2.2           2          2.5
Consumer	                          18          19.6          13         16.0
Unallocated	                        1           1.1           1          1.3
    Total                      	$  92         100.0%        $81        100.0%


Investment Activities

General. The Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1998, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.44%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

Investment Securities. It is the Company's general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade.
 At September 30, 1998, all of the Company's investment securities were classified as available for sale. At such date, the weighted average term to maturity or repricing of the investment securities portfolio was 3.2 years (excluding FHLB Stock and equity securities).

The following table sets forth the composition and carrying value of the Company's investment security portfolio at the dates indicated.


                                                 		At September 30,
							    	                               1998 		                1997
							                                Book	    %of          	Book      % of
							                               Value     Total         Value	   Total

(Dollars in Thousands)
Investment securities:
  Federal agency obligations	      $  1,281     77.08%       $2,477    85.27%
  Municipal bonds	                        0         0           ---      ---
     Subtotal	                        1,281     77.08         2,477    85.27
  Other debt securities	                 46      2.77            93     3.20
Equity securities at lower
    of cost or market	                  ---       ---           ---      ---
FHLB stock	                             335     20.15           335    11.53
     Total investment securities
       And FHLB stock	             $  1,662    100.00%       $2,905   100.00%

Average remaining life of
      investment securities	        11.2 yrs.               3.8 yrs.

Other interest-earning assets:
  Total interest-bearing deposits
    with banks	                     $ 4,239    100.00%       $2,522   100.00%

Average remaining life or term to
repricing of investment securities
and other interest-earning assets,
excluding FHLB stock and equity
securities	                          3.2 yrs.                 2.6 yrs.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                 September 30, 1998
 			               				 	              Due After     Due After
				                          Due-in	   1 Year	       5 Year
				                          1 Year  	Through	       Through        Due After 	           Total
				                         or Less  	 5 Years	      10 Years        10 Years	     Investment Securities
				                        Carrying	   Carrying	     Carrying        Carrying       Amortized	   Fair
				                         Value   	   Value 	      Value  	        Value	          Cost    	  Value
                          					      (Dollars in Thousands)
Federal agency obligations	$    0      $  120         $  659          $  502         $  1,266     $  1,281
Other investment securities	   46           0              0               0               46           46
Equity securities	              0           0              0               0                0            0
Total investment securities	$  46       $ 120          $ 659           $ 502         $  1,312     $  1,327

Weighted average yield	      6.35 %      6.50%         6.78%           6.70%          6.64%          6.57%

The Company's investment securities portfolio at September 30, 1998, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10.0% of the Company's shareholders' equity, excluding those issued by the United States
Government or its agencies. For additional information regarding the Company's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

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

Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to
collateralize borrowings or other obligations of the Company.   The Bank
has a blanket pledge with the Federal Home Loan Bank of Indianapolis which obligates 100% of its mortgage loans and mortgage-backed securities. No specific mortgage-backed securities or loans were pledged to secure the Bank's obligations at September 30, 1998.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

Historically, most of the Company's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Company has begun to purchase other types of mortgage-backed securities consistent with its asset/liability management objectives. In this regard, the Company emphasizes the purchase of adjustable-rate, mortgage-backed securities for asset/liability management purposes and in order to supplement the Company's origination of ARM loans. At September 30, 1998, $ 1.67 million, or 41.85%, of the Company's mortgage-backed securities carried adjustable rates of interest.

The following table sets forth the composition and carrying value of the Company's mortgage-backed securities at the dates indicated. For additional information regarding the fair market values of the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

				                                             		At September 30,
				    	                                    1998         		     1997
                       							    Carrying 	    %of	         Carrying	   % of
							                           Value     	   Total         Value      Total
								                                     (Dollars in Thousands)
Mortgage-backed securities:
  FHLMC	                        $  1,706       42.54%        $2,327     47.28%
  FNMA	                            2,265       56.48          2,551     51.83
  GNMA	                               10         .25             12       .24
     Subtotal	                     3,981       99.27          4,890     99.35
Unamortized premium
     (discounts), net	                29         .73             32       .65
Total mortgage-
     backed securities	          $ 4,010      100.00%        $4,922    100.00%

The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1998; however, the expected average life to maturity of this portfolio is generally 5 to 6 years. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.


                                              September 30, 1998
 			                 					               Due After     Due After
				                           Due-in	    1 Year	       5 Year
                               1 Year  	 Through	      Through        Due After 	      Total
				                          or Less  	 5 Years	      10 Years        10 Years	     Investment Securities
				                          Carrying	  Carrying	      Carrying       Carrying       Amortized	   Fair
			                   	        Value   	   Value 	      Value  	       Value	          Cost    	  Value
							                                               (Dollars in Thousands)
FHLMC                          $   0     $   294       $   137        $ 1,308         $ 1,726      $ 1,736
FNMA	                              0           0           479          1,785           2,254        2,264
GNMA	                              0          10             0              0              10           10
Total mortgage-backed
   securities	                 $   0     $   301       $   616        $ 3,093         $ 3,990      $ 4,010

Weighted average yield	            0%      7.04%         6.92%          6.70%          6.76%          6.72%

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

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, savings, NOW and SuperNOW checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to five years. In the event a customer desires a certificate of deposit account with a maturity date other than those typically offered with these accounts, the Company will allow its customer to set their own maturity date with the interest rate being the rate being offered on its certificates of deposit most resembling the customers desired maturity date. In 1996, the Company added ATM/Checkcards to its deposit services available to customers. These cards have been well received by a number of our customers, who gain access to their accounts any time via
ATM's nationwide. The checkcards also allow purchases at merchants where personal check acceptance is not permitted.

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

The Company also serves as a depository for public funds for various Indiana entities. At September 30, 1998, the amount of public funds on deposit with the Company was $ 1.1 million. These accounts are subject to volatility depending on governmental funding needs and the Company's desire to attract such funds.

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

The following table presents the savings flows at the Company during the periods indicated.

	                                               September 30,
	                                          1998          	   1997

Opening balance	                        $  31,518         $ 32,628
Deposits	                                  69,331           55,536
Withdrawals	                              (69,729)         (57,782)
Interest credited	                          1,047            1,136

Ending balance	                         $  32,167         $ 31,518

Net increase (decrease)	                $     649         $ (1,110)

Percent increase (decrease)	               2.06%            (3.40)%

	The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

						                                          At September 30,
		 				                                  1998                     1997
	 							                                   Percent 		                Percent
 						                           Amount    of Total        Amount    of Total
								                                      (Dollars in Thousands)

Transactions and
       Savings Deposits:

Passbook Accounts	              $  5,150     15.99%        $ 5,396     17.10%
NOW and SuperNOW Accounts	         4,517     14.03           4,390     13.91
Money Market Accounts	             1,047      3.25           1,094      3.47
Total Non-Certificates	           10,714     33.27          10,880     34.48

Certificates:

 2.50 - 4.50%	                     3,215      9.98           2,942      9.33
 4.51 - 5.50%	                     9,919     30.80           9,337     29.60
 5.51 - 6.50%	                     4,532     14.07           4,818     15.27
 6.51 - 7.50%	                     2,961      9.21           2,784      8.82
 7.51 - 8.50%	                       826      2.56             757      2.40
 8.51% and over	                       0      0.00             ---       ---
Total Certificates	               21,453     66.62          20,638     65.42
Accrued Interest	                     37      0.11              31      0.10
Total Deposits	                 $ 32,204    100.00%        $31,549    100.00%

The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1998.

			                    0.00-     3.00-       4.00-        6.00-      8.00-    10.00%	                    Percent
 			                   2.99%     3.99%       5.99%        7.99%      9.99%    or greater       Total    of Total
							                                    (Dollars in Thousands)
Certificate accounts
maturing in quarter
ending:
December 31, 1998	    $   0     $ 132      $ 4,297        $   0      $  0       $ 0            $ 4,429    20.65%
March 31, 1999	           0         0        3,870           15         0         0              3,885    18.11
June 30, 1999	            0         0        1,499          104       342         0              1,945     9.07
September 30, 1999	       0         0          848           46         0         0                894     4.17
December 31, 1999	        0         0          808          461        46         0              1,315     6.13
March 31, 2000	           0         0          612        1,646         0         0              2,258    10.53
June 30, 2000	            0         0          299        1,705        34         0              2,038     9.50
September 30, 2000	       0         0          185          446         0         0                631     2.94
December 31, 2000	        0         0          192          429         0         0                621     2.89
March 31, 2001	           0         0          592           10         0         0                602     2.81
June 30, 2001	            0         0          293           83         0         0                376     1.75
September 30, 2001	       0         0           52          396         0         0                448     2.09
Thereafter	               0         0          941        1,070         0         0              2,011     9.36

   Total	            $    0    $  132     $ 14,488      $ 6,411    $  422      $  0           $ 21,453   100.00%

   Percent of total	      0%     .62%        67.53%      29.88%      1.97%        0%           100.00%



The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1998.

				                                         Maturity
  		                             			       Over 3         Over 6
					                        3 Months      Through        Through      Over
					                        or Less       6 Months    12 Months   12 Months       Total
						 	                                       (In Thousands)
Certificates of deposit of
    less than $100,000	     $  3,256      $  3,533       $  2,487    $  9,149       $  18,425
Certificates of deposit of
    $100,000 or more	          1,173           352            352       1,151           3,028
Total certificates
    of deposit	             $  4,429      $  3,885       $  2,839    $ 10,300       $  21,453(1)

____________________

(1)	Includes $ 1.1 million of deposits from governmental and other public entities.

Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings to support lending activities and to assist the Company's asset/liability management strategy when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company desires additional capacity to fund loan demand.

The Company's borrowings historically have consisted of advances from the FHLB of Indianapolis and to a lesser extent reverse repurchase agreements. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1998 the Company had $ 6.3 million in advances from the FHLB of Indianapolis and the capacity to borrow up to $ 12.6 million. See Note 6 of the Notes to Consolidated Financial Statements.

The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.


                                                    At September 30,
							                                       1998                     1997
							                                          (Dollars in Thousands)
Maximum Balance:
  FHLB advances	                           $   6,327                $  4,000
  Repurchase agreements	                           0                     270

Average Balance:
  FHLB advances	                           $   5,252                $  3,711
  Repurchase agreements	                           0                     162


The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.


                                                   At September 30,
							                                        1998               1997
							                                         (Dollars in Thousands)
FHLB advances	                              $  6,327             $ 4,000
Repurchase agreements	                             0                   0
   Total	                                   $  6,327             $ 4,000

Weighted average interest rate of
   FHLB advances	                              5.47%               5.55%
Weighted average interest rate of
   repurchase agreements	                       N/A                 N/A

Service Corporation Activities

As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2.0% of its assets, or approximately $ 902,000 at September 30, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in its service corporation was approximately $ 84,000. The
Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

The Bank has one service corporation, White River Service
Corporation ("WRSC"), an Indiana corporation, located in Washington, Indiana. WRSC was organized by the Bank in 1985. WRSC, through a contractual agreement with third parties, offers retail brokerage and annuity products to the Bank's customers and the general public. In addition, WRSC provides real estate appraisal comparison services for the local realtors on a subscription basis. For the fiscal year ended September 30, 1998, WRSC had net income of approximately $ 8,000.

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

The Company primarily serves Daviess and Pike Counties, Indiana.
 There are six commercial banks, one savings bank other than the Bank, and two credit unions which compete for deposits and loans in the Company's primary market area. In addition, several lending institutions not headquartered in the area make loans in the Company's market area. The Company estimates its share of the mortgage lending market and the savings market to be approximately 9.0% and 8.0%, respectively, in Daviess County, Indiana and 6.0% and 5.0%, respectively, in Pike County, Indiana. These percentages represent management's best estimate of the Company's market share taking into consideration the banking institutions headquartered in the Company's market area.

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

Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 30, 1997 and June 7, 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1998 was $ 15,000.

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

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, the Bank's lending limit under this restriction was $ 695,000. The Bank is in compliance with the loans-to-one-borrower limitation.

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

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.
 Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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


Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation
(FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1998, the Bank did not have any intangible assets.

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

At September 30, 1998, the Bank had tangible capital of $ 4.6 million, or 10.32% of adjusted total assets, which is approximately $ 2.8 million above the minimum requirement of 4.0% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.
 At September 30, 1998, the Bank had no intangibles which were subject to these tests.

At September 30, 1998, the Bank had core capital equal to $ 4.6 million, or 10.32% of adjusted total assets, which is $ 3.3 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1998, the Bank had $92,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank did not have any such exclusions from capital and assets at September 30, 1998.

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

OTS regulations also require that savings associations with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. At the present time, the proposal is not expected to have a material impact on the Bank.

On September 30, 1998, the Bank had total capital of $ 4.7 million (including approximately $4.6 million in core capital and $ 87,000 in qualifying supplementary capital) and risk-weighted assets of $ 23.2 million (with no converted off-balance sheet assets); or total capital of 20.37% of risk-weighted assets. This amount was $ 2.9 million above the 8.0% requirement in effect on that date.

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

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and includes a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in additionto those applicable to significantly undercapitalized associations.
In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

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

Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1998, the Bank was in compliance with the requirement, with an overall liquid asset ratio of 11.44% .

Qualified Thrift Lender Test.  All savings associations, including the
Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1998, the Bank met the test and has always met the test since its effectiveness.


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

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis. Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS.
 These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
 See "--Liquidity."

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At September 30, 1998, the Bank had $
335,000 in FHLB stock, which was in compliance with this requirement.
 In past years, the Bank has received dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.60% and were 8.01% for fiscal 1998.

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

Federal Taxation. Savings associations such as the Bank that meet certain conditions prescribed by the Code, had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987.

In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. The corporate alternative minimum tax has been repealed for small business corporations for taxable years beginning after December 31, 1997. Under the prescribed gross receipts test, the Company will qualify for this exemption beginning with its fiscal year ending September 30, 1999.

A portion of the Bank's reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1998, the Bank's Excess for tax purposes totaled approximately $ 111,000.


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

Employees

At September 30, 1998, the Bank had a total of 15 full-time and no part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

Debra K. Shields - Ms. Shields, age 45, is the Vice President and
Corporate Secretary of the Bank. Ms. Shields joined the Bank in 1974 as a teller, was appointed head teller in 1975, Corporate Secretary in 1980 and Vice President in 1990. She is the Bank's primary loan officer. Ms. Shields is also the secretary to the Executive Committee of the Bank.

Item 2.	Description of Property


The Company conducts its business through two offices, its main office located in Washington, Indiana and its branch office located in Petersburg, Indiana; both locations are owned by the Company. The following table sets forth information relating to each of the Company's offices as of September 30, 1998. The total net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at September 30, 1998 was approximately $ 759,000. See Note 4 of Notes to Consolidated Financial Statements.

                                                             Total	Net Book
                                            Approximate         	Value at
	                            	   Date	     		Square	          September 30,
    Location				               Acquired	     Footage             1998
Main Office:
200 East Van Trees Street
Washington, Indiana  47501       1980         8,900           $ 611,000

Branch Offices:
 501 Main Street
 Petersburg, Indiana 47567(1)    1979         2,760           $ 129,000
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

The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1998 was approximately $ 30,000.

Item 3.	Legal Proceedings

From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. At September 30, 1998 the Company was not a defendant in any legal action.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.


PART II

Item 5.	Market for Registrant's Common Equity and Related
Stockholder Matters

Page 35 of the attached Annual Report to Stockholders for fiscal
1998 is incorporated herein by reference.

Item 6.	Management's Discussion and Analysis of Financial Condition
and Results of Operation

Pages 3 through 12 of the attached Annual Report to Stockholders for fiscal 1998 are incorporated herein by reference.

Item 7.	Financial Statements

The following information appearing in the Company's Annual
Report to Stockholders for the year ended September 30, 1998 attached hereto as Exhibit 13, is incorporated herein by reference in this Annual Report on Form 10-KSB.


Annual Report Section                                     Pages in Annual
                                                              Report

Independent Auditors' Report                                     13

Consolidated Statements of Financial Condition
   as of September 30, 1998 and 1997                             14

Consolidated Statements of Income for the Years
  Ended September 30, 1998 and 1997                              15

Consolidated Statements of Comprehensive Income for the Years
  Ended September 30, 1998 and 1997                              16

Consolidated Statements of Shareholders' Equity for
  Years Ended September 30, 1998 and 1997                        17

Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1998 and 1997                              18

Notes to Consolidated Financial Statements                       19



Item 8.	Changes in and Disagreements with Accountants on Accounting
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
        Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 18, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning Executive Officers of the Company is contained under the caption "Executive Officers of the Company and the Bank Who Are Not Directors" in Part I of this Form 10-KSB, and is incorporated herein by this reference.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 18, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.	Security Ownership of Certain Beneficial Owners and
Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 18, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January
18, 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.	Exhibits and Reports on Form 8-K

(a)  Exhibits

     See Index to Exhibits

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended September 30, 1998.

                                	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME BUILDING BANCORP, INC.


Date:
	By:____________________________
                                  	          Bruce A. Beesley, President,
                                             Chief Executive Officer, and
                                             Director (Duly Authorized
                                             Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



_________________________________           __________________________
Bruce A. Beesley, President, Chief	       		James E. Scheid, Director
  Executive Officer and Director
  (Principal Executive and
   Operating Officer)


Date:	                                				 		Date:


C. Darrell Deem, Director                				Blake L. Chambers,
Director

Date:		                                 					Date:


Larry G. Wilson, Director			                	Gregory L. Haag,
Director

Date: 	                                					Date:

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

	Exhibit 13

	ANNUAL REPORT TO SECURITY HOLDERS

-------------------------------------------------------------------------------
1998 ANNUAL REPORT
-------------------------------------------------------------------------------













                            HOME BUILDING BANCORP, INC.
                                Washington, Indiana

TABLE OF CONTENTS






                                                                     Page No.

President's Message                                                      1
Selected Consolidated Financial Information                              2
Management's Discussion and Analysis of Financial
  Condition and Results of Operation                                     3
Consolidated Financial Statements                                       13
Shareholder Information                                                 34
Corporate Information                                                   36

December 15, 1998


Dear Shareholder:

       It is a pleasure to present to you the Annual Report of Home Building Bancorp, Inc. for the year ended September 30, 1998, our third full year as a publicly held corporation. This year marked another year of solid profitability.

       The Corporation posted net income of $262,000, or $.89 per share outstanding, as of September 30, 1998. This profit resulted from another year of growth in net loans receivable, controlled interest expense, and improved noninterest income. We also leveraged the capital of the Corporation's wholly-owned subsidiary, Home Building Savings Bank, FSB, by using Federal Home Loan Bank advances to fund the purchase of mortgage loan packages in the secondary market.

       At this year's Annual Meeting Thomas L. Hagel will retire from the board of directors of the Corporation. A director since 1976, and a member of various board committees through the years, Mr. Hagel's leadership and dedication to Home Building are greatly appreciated. We look forward to his continued input as an emeritus director.

       As a unitary thrift holding company Home Building Bancorp, Inc. and its bank subsidiary offer a variety of banking, investment, and real estate related services unmatched even by many larger institutions. Certainly we feel our combination of products, services and individual attention is unique. Our small size is itself an asset in giving personal service to our customers. We continue to market our services both to new customers and encourage our existing customers to use us in additional ways. The Corporation also continues to explore our market for additional opportunities.

      On behalf of everyone at Home Building, thank you for your support, and your investment in Home Building Bancorp, Inc.

Sincerely,

/s/ Bruce A. Beesley
Bruce A. Beesley
President and Chief Executive Officer

                      SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                           At September 30,
                             1998      1997      1996     1995    1994
                                               (In Thousands)
Selected Financial Condition Data:

Total assets                $45,103  $41,750  $42,561  $41,670  $40,816
Loans receivable, net        32,659   28,583   28,108   28,882   30,122
Cash and cash equivalents     5,606    4,016    5,222    3,339    4,245
Mortgage-backed securities    4,010    4,922    5,771    4,031    2,055
Investment securities         1,662    2,905    2,235    2,503    2,314
Deposits                     32,167   31,518   32,628   31,269   35,432
Total borrowings              6,327    4,000    3,974    4,068    2,195
Shareholders' equity          6,172    5,893    5,499    6,076    3,027


                                 At and For Year Ended September 30,
                              1998     1997     1996     1995     1994
                               (In Thousands, Except Per Share Data)
Selected Operations Data:

Total interest income        $3,282   $3,306   $3,214   $3,159  $ 3,007
Total interest expense        1,833    1,831    1,756    1,611    1,631
Net interest income           1,449    1,475    1,458    1,548    1,376
Provision for loan losses        27        5      409      ---       40
Net interest income after
  provision for loan losses   1,422    1,470    1,049    1,548    1,336
Fees and service charges                  64       26       80       57
Gain (loss) on sales of
  mortgage-backed securities,
  investment securities, and
  other assets                   17       13      ---      ---      (13)
Other noninterest income        177       49      115       47       37
Total noninterest income        194      126      141      127       81
Total noninterest expense     1,185    1,058    1,298(1)   959      875
Income before taxes             431      538     (108)     716      542
Income tax expense              169      210       29      267      208
Net income (loss)            $  262   $  328    $(137)(1) $449   $  334

Basic earnings (loss)
   per share                 $  .90     $1.15  $ (.46)  $ 1.07      N/A
Dividends per share          $  .30     $ .30     .30    $ .075     N/A

(1) Includes the nonrecurring Savings Association Insurance Fund ("SAIF") special assessment of $224,000, or $135,000 net of taxes.


          	                           Year Ended September 30,
                             	    1998      1997 	    1996 	    1995
1994
Selected Financial Ratios and Other Data:

Performance Ratios:
 Return on average assets(1)     	.60%      .78%     (.33)%     1.08%     .80%
 Return on average shareholders'
    equity(1)                     4.34     5.75      (.02)     10.38    11.45
Interest rate spread information:
 Average during period            2.88     2.97      2.98       3.37     3.13
 End of period                    2.75     3.06      3.38       3.18     3.38
Net interest margin(2)            3.25     3.33      3.53       3.82     3.03
Ratio of operating expense to
 average total assets             2.78     2.51      3.08       2.32     2.08
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities   110.12   108.18    112.99     112.10   106.18

Quality Ratios:
 Non-performing assets to
  total assets at end of period(3) .32      .60       .35        .37      .29
 Allowance for loan losses
  to non-performing loans        63.21    32.67     51.68      49.36    63.75
 Allowance for loan losses
  to loans receivable, net         .28      .29       .27        .27      .27

Capital Ratios:
 Shareholders' equity to
  total assets at end of period  13.68    14.11     12.92      14.57     7.42
 Average shareholders' equity
  to average assets              13.89    13.51     13.74      10.98     6.96
 Dividend payout ratio(4)        35.72    26.09   >100.00       7.00    (5)

Other Data:
 Number of full-service offices      2        2         2          2       2
--------------------------------

(1)	The fiscal 1996 numbers includes the nonrecurring SAIF special assessment.
(2)	Net interest income divided by average interest-earning assets.
(3)	Non-performing assets consist of nonaccruing loans, loans past due 90 or more days and real estate owned.
(4) Dividends declared per share divided by earnings per common stock and common share equivalent.
(5)	Not applicable.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

Home Building Bancorp, Inc. ("Home Building" and with its subsidiaries, the "Corporation") is an Indiana corporation that was organized in September 1994 to act as the holding company for Home Building Savings Bank, FSB (the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Conversion was completed on February 7, 1995. On that same date, Home Building issued 322,000 shares of common stock at $10.00 per share (raising $2.6 million, net of shares acquired by the newly formed Employee Stock Ownership Plan (the "ESOP") and net of the costs of the Conversion) and acquired 100% of the stock of the Bank. Home Building has no significant operations outside those of the Bank and the Bank's wholly owned subsidiary, White River Service Corporation. All references to the Corporation prior to February 7, 1995, except where otherwise indicated, are to the Bank.

The Corporation is headquartered in Washington, Indiana, and is primarily engaged in attracting deposits from the general public and making loans secured by residential real estate, and to a lesser extent, commercial and multi-family, consumer and commercial business properties. The operations of the Corporation are significantly affected by prevailing economic conditions, primarily interest rates and regulations relating to monetary and fiscal affairs and financial institutions.

The Corporation's results of operations are heavily dependent on the difference or spread between the average yield on loans, mortgage-backed securities and investment securities, and the average rate paid on deposits and borrowings. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows.
The Corporation, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

The Corporation's net income is also affected, to a much lesser extent, by fee income received for loan originations, demand deposit accounts, and commissions received from the Bank's subsidiary for insurance and mutual fund products. In addition to interest expense, the Corporation's operating expenses principally consist of employee compensation and benefits, occupancy expenses, data processing expense, federal deposit insurance premiums, and other general and administrative expenses.

Financial Condition

Total assets of the Corporation increased $3.4 million, or 8.03% to $45.1 million at September 30, 1998 from $41.7 million at September 30, 1997.
Assets increased primarily due to increases in interest bearing deposits with banks, which increased $1.7 million to $4.2 million and loans receivable, which increased $4.1 million, or 14.3% to $32.7 million at September 30, 1998. In March 1998 the Bank purchased mortgage loan packages totaling $2.9 million.
The Bank continues to compete in its own marketplace for quality mortgage loans, as well as installment and auto loans. The remainder of the increase in loans receivable was due to increased local market share.

Securities available for sale decreased $2.0 million, or 27.2%, to $5.4 million at September 30, 1998. Repayments of principal from the securities portfolio were used to partially fund the increases in the loan portfolio

Total deposits increased $649,000, or 2.06%, to $32.2 million at September 30, 1998. The increase was in time deposits. The Bank has been able to maintain a relatively low cost of savings. The Bank is able to compete aggressively for retail deposits should loan volume or other investment opportunities warrant. Advances from the FHLB of Indianapolis increased $2.3 million, to $6.3 million at year-end.

Shareholders' equity increased $279,000, to $6.2 million, at September 30, 1998 from $5.9 million at September 30, 1997, through the retention of net income, after payment of dividends to shareholders. At September 30, 1998 shareholders' equity was $21.05 per share based on 293,160 shares, compared to $20.43 per share on September 30, 1997, based on 288,378 shares.

Results of Operations

Comparison of the Fiscal Years Ended September 30, 1998 and 1997.

General. The Corporation had net income of $262,000 for the year ended September 30, 1998 compared to net income of $328,000 for the same period last year. Net interest income was down only slightly by $26,000, while noninterest income increased $68,000. Noninterest expense, however, increased $127,000, including salaries and benefits for two new employees and approximately $45,000 in non-recurring professional fees and insurance deductibles.

Interest Income. Total interest income decreased $24,000, or 0.71%, to $3.3 million for the year ended September 30, 1998 compared to the previous year. The slight decrease was due to decreases in interest earned from investments and mortgage-backed securities as they repaid. Interest earned on deposits with other banks also fell as interest rates declined during the year and the average of such deposits during the year was lower than the previous year. See "Average Balances, Interest Rates and Yields" and Rate/Volume Analysis of Net Interest Income".

Interest Expense. Total interest expense increased $2,000, or 0.11%, to $1.8 million for the year ended September 30, 1998 compared to the previous year. Slightly lower interest expense on deposits was offset by higher interest expense on borrowed funds. See "Average Balances, Interest Rates and Yields" and " Rate/Volume Analysis of Net Interest Income".

Net Interest Income. Net interest income decreased $26,000, or 1.76%, to $1.5 million for the year ended September 30, 1998 compared to the previous year. The Bank has been successful at maintaining and even increasing its deposits while controlling its cost savings. The Bank has also utilized advantageous interest rates on FHLB advances in managing its liability structure. While interest income from the securities and mortgage-backed security portfolios decreased as these assets repaid, the Bank has realized improved interest income from its increased lending activities. The Corporation's percentage of average interest-earning assets to average interest-bearing liabilities increased to 110.12% during fiscal year 1998 from 109.95% during fiscal 1997.

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses during the year ended September 30, 1998 was $27,000. During fiscal 1997 the provision was $5,000, with net charge-offs of only $1,000, resulting in an allowance at September 30, 1997 of $81,000.
During fiscal year 1998 net charge-offs were $16,000, resulting in an allowance for loan losses of $92,000 at September 30, 1998. The $92,000 allowance represents 0.28% of net loans receivable and 63.2% of total nonperforming loans as of September 30, 1998.

Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the level of its classified and nonperforming assets and their estimated value, the national economic outlook which may tend to inhibit economic activity and depress real estate values in the Corporation's primary market area, the regulators' view of adequate reserve levels for the thrift industry, and the levels of the allowance for loan losses established by the Corporation's peers. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of nonperforming assets.

Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions and loan portfolio quality dictate. Although the Corporation maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the determination as to the amount if its allowance for loan losses is subject to review by the Office of Thrift Supervision (the "OTS")and the Federal Deposit Insurance Corporation (the "FDIC"), as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

Noninterest Income. Total noninterest income increased $68,000, or 53.68%, to $194,000 for the period ended September 30, 1998 from $126,000 for the previous year. The change resulted in large part from increases in loan fees recognized from the refinance of existing mortgage loans. During the year the Bank also implemented an updated fee schedule for savings and checking accounts. Debit card use and fees increased as well.

Noninterest Expense.   Noninterest expense increased $128,000, or 12.10%, to
$1,186,000 for the period ended September 30, 1998 from $1,058,000 for the previous year. Salaries and employee benefits, the largest component of noninterest expense, increased $56,000, or 9.86% from the previous year, principally because two full-time employees were added to the staff. Occupancy and equipment expense decreased slightly. Service fees, professional fees, and other expenses increased $77,000, including approximately $45,000 in nonrecurring professional fees and insurance deductible expense realized during the fiscal year.

Income Tax Expense. Income tax expense decreased to $169,000 for the fiscal year ended September 30, 1998 from $210,000 in fiscal year 1997, as a result of lower net taxable income.


Average Balances, Interest Rates and Yields

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the total dollar amount of interest expense from average interest-bearing liabilities and the resultant rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                      At
                                  September 30,                             September 30,
                                     1998                  1998                                1997
                                               Average     Interest              Average     Interest
                                    Yield/    Outstanding  Earned/   Yield/   Outstanding    Earned/     Yield
                                     Rate      Balance       Paid     Rate      Balance       Paid        Rate
Interest-Earning Assets:
 Loans receivable(1)	               8.05%      $31,057     $2,547     8.20%     $28,478      $2,394       8.41%
 Mortgage-backed securities  	      6.76         4,491        299     6.66        5,531         394       7.12
 Investment securities	             6.45         2,046        154     7.53        2,795         187       6.69
 Interest-earning deposits at banks 5.03         4,373        225     5.83        5,751         304       5.29
 FHLB stock	                        8.01           335         27     8.06          335          27       8.06

  Total interest-earning assets(1)	 7.53        42,302      3,282     7.82       42,890       3,306       7.71

Interest-Bearing Liabilities:
 Savings deposits	                  2.98         6,354        191     3.01        7,379         227       3.08
 Demand and NOW deposits	           2.32         6,078        146     2.41        5,841         144       2.47
 Certificate accounts	              5.57        21,011      1,191     5.67       21,951       1,243       5.66
 Borrowings	                        5.47         5,252        305     5.81        3,836         217       5.66

  Total interest-bearing
          liabilities	              4.78        38,695      1,833     4.74        39,007      1,831       4.69


Net interest income	                                       $1,449                            $1,475
Net interest rate spread(1)(2)	     2.75%                             3.08%                               3.02%
Net interest-earning assets(1)	                 $3,607                            $3,883
Net yield on average interest-
 earning assets(3)	                 3.14%                             3.43%                               3.44%
Average interest-earning assets to
 average interest-bearing
 liabilities                                              109.32%                            109.95%

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(3) Net yield on average interest-earning assets represents net interest income before provision for loan losses divided by average interest-earning assets.

Rate/Volume Analysis of Net Interest Income

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	                                           Year Ended September 30,
	            	                   1998 vs. 1997                    1997 vs. 1996
                             	Increase	                         Increase
                            	(Decrease)      	Total	           (Decrease)	        Total
                    	          Due to       Increase	            Due to        	Increase
	                         Volume     Rate 	(Decrease)	      Volume    Rate   	 (Decrease)
Interest-Earning Assets:
Loans receivable	          $217    $ (78)   $  139        $  (41)    $ 33        $ (8)
Mortgage-backed securities	 (74)     (14)      (88)           29       18          47
Investment securities	      (50)       3       (47)           55        7          62
Interest-earning
  deposits at banks	        (73)     (15)      (88)           52      (62)        (10)
FHLB Stock	                 ---       ---      ----          ---        1           1

Total interest-earning
   assets	                $  20    $(104)      (84)         $ 95     $ (3)         92
Interest-Bearing
   Liabilities:
 Savings deposits	          (32)      (5)      (37)         $ 48    $ (28)         20
Demand and NOW deposits	      6       (3)        3             3      (10)         (7)
Certificate accounts	       (53)       3       (50)           61       25          86
Borrowings	                  80        6        86            (8)     (16)        (24)

Total interest-bearing
   liabilities	          $    1    $   1         2          $104    $ (29)         75

Net interest income	                        $  (86)                              $ 17


Asset/Liability Management

The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and intermediate-term maturities reprice more rapidly, or on a different basis, than its interest-earning assets. Management believes it is important to manage the relationship between interest rates and the effect on the Bank's net portfolio value (NPV). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Management of the Bank's assets and liabilities is done within the context of the market place, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes. Specific strategies to manage interest rate risk have included the origination of ARMs and advances from the FHLB to match durations of fixed rate mortgages. In addition, management monitors the spread between short-term and long-term liabilities, and at the appropriate time, lengthens its interest-bearing liabilities to keep the percent change in NPV within acceptable limits. At September 30, 1998, approximately $19.9 million, or 64.5%, of the Corporation's mortgage loans and mortgage-backed securities were scheduled to mature or reprice during the next five years. Management anticipates that it will replace these loans in the normal course of business and through marketing efforts, which are devoted to attracting mortgage loans directly from the public. Subject to demand, new loans will be originated at market interest rates. Loans may also be purchased from other originators as whole loans or participations in pools of loans should local demand prove unsatisfactory. Furthermore, mortgage-backed securities may also be purchased if excess funds cannot be invested in mortgage loans.

OTS regulations provide a NPV approach to the quantification of interest rate risk. Under OTS regulations, an institutions "normal" level of interest rate risk, in the event of an assumed change in interest rate, is a decrease in the institution's NPV in an amount not exceeding two percent of the present value of its assets. Thrift institutions with greater than normal interest rate exposure, as defined above, must take a deduction from their total capital available to meet their risk based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro-forma decrease in NPV) and (b) its normal level of exposure which is two percent of its present value of its assets. The regulation, however, will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Accordingly, the Bank, because of its asset size and level of risk-based capital, is exempt from this requirement.

Notwithstanding the foregoing, utilizing the foregoing measuring concept, at September 30, 1998, a change in the interest rate of positive 200 basis points would have resulted in a 1.76% decrease in the NPV as a percent of the present value of the Bank's assets, while a change in the interest rate of negative 200 basis points would have resulted in a .92% increase in the NPV as a percent of the present value of the Bank's assets. Therefore, the Bank's level of interest rate risk would be considered normal under OTS regulations.

Presented below, as of September 30, 1998, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments up and down 400 basis points and compared to Board policy limits. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

                                      	            At September 30, 1998
	  Change in	                                      NPV           	NPV as a %
	Interest Rate	    Board Limit	   Estimated	  Dollar	  Percent	   of the Present
	(Basis Points)  	Percent Change	   NPV      	Change	  Change	    Value Assets
                           	(Dollars in Thousands)
	+400 bp            	(60)%	      $ 3,119    	$(2,304)   	(42)%	        7.32%
 +300 bp             (45)          3,809      (1,614)    (30)          8.74
 +200 bp             (30)          4,462        (961)    (18)         10.01
 +100 bp             (15)          5,008        (415)     (8)         11.04
  --- bp              ---          5,423         ---     ---          11.77
 -100 bp             (15)          5,694         271       5          12.20
 -200 bp             (30)          6,006         583      11          12.69
 -300 bp             (45)          6,421         998      18          13.35
 -400 bp             (60)          6,850       1,427      26          14.02


As indicated in the table above, the Bank has structured its assets and liabilities in an attempt to maintain interest rate risk at a level deemed acceptable by the Board. Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

In evaluating the Bank's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities for periods of re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while interest rates on other types may lag behind changes in market rates. Furthermore, in the event of a change in interest rates, prepayments and early withdrawal level would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debts may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing table.


Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at September 30, 1998 was 11.44%.

Liquidity management is both a daily and long-term responsibility of management. Management adjusts the Bank's investments in liquid assets based upon its assessment of (i) expected loan demand, (ii) expected deposit flows,
(iii) yields available on interest-earning investments and (iv) the objectives of itsasset/liability management program. Excess liquidity generally is invested in interest-bearing overnight deposits. If the Bank requires additional funds beyond its internal ability to generate such funds it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements. At September 30, 1998, the Corporation had outstanding borrowings consisting $ 6.3 million in FHLB advances, with the capacity to borrow up to an additional $ 12.6 million from the FHLB of Indianapolis.

The Bank principally uses its liquidity resources to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet other operating needs. At September 30, 1998, the Bank had $ 1.1 million of loan commitments. Certificates of deposit scheduled to mature in a year or less at September
30, 1998 totaled $ 12.4 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank. There can be no assurance, however, that the Bank can retain all such deposits. Management anticipates that it will have sufficient funds available to meet the Bank's liquidity needs.

The primary investing activities of the Bank includes the origination and purchase of loans and the purchase of mortgage-backed and investment securities. At September 30, 1998, these assets accounted for 81.3% of the Bank's total assets. Such originations and purchases are funded primarily from loan repayments, repayments of mortgage-backed and investment securities, FHLB advances and net income.

At September 30, 1998, the Bank had tangible and core capital of $ 4.64 million, or 10.31% of adjusted total assets, which was approximately $ 3.96 million and $ 2.84 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. The Bank had risk-based capital at September 30, 1998 of $ 4.72 million (consisting of $ 4.64 million in core capital), or 19.73% of risk-weighted assets of $23.94 million. This amount was $ 2.87 million above the 8.0% requirement in effect on that date. At September 30, 1998, the Bank was considered a "well capitalized" institution under OTS regulations.


The Corporation also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, fund stock repurchase programs, as well as for the payment of any dividends to shareholders. At September 30, 1998, Home Building had $ 1.2million in liquid assets on hand. The primary source of liquidity on an ongoing basis is dividends from the Bank. Dividends totaling $ 150,000 were paid from the Bank to Home Building for the year ended September 30, 1998. Home Building also retained $1.4 million of the net cash from the Conversion and, as a public company, has access to public debt and equity markets. For the year ended September 30, 1998, Home Building paid dividends to shareholders totaling $ 93,498. Home Building currently has no significant liquidity commitments as its operating costs are modest and dividends on common stock are discretionary. Management anticipates that it will have adequate funds to meet the Corporation's foreseeable short- and long-term liquidity needs.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Nearly all the assets and liabilities of the Corporation are financial, unlike most industrial companies. As a result, the Corporation's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Corporation's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Corporation's performance. Changes in interest rates do not necessarily move to the same extent as do changes in the price of goods and services.

Forward-Looking Statements

When used in this report, the words "believes," "anticipates," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Corporation undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.






INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
Home Building Bancorp, Inc.
Washington, Indiana


We have audited the accompanying consolidated statements of financial condition of Home Building Bancorp, Inc., and subsidiaries, as of September 30, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Building Bancorp, Inc., and subsidiaries, as of September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/  Kemper CPA Group LLC
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


Mt. Carmel, Illinois
November 4, 1998

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Financial Condition
September 30, 1998 and 1997



                                   	               1998                 1997
                                      ASSETS
Cash and due from banks	                      $  1,366,761	       $  1,494,118
Interest-bearing deposits with banks	            4,238,977          	2,521,578
Securities available for sale                   	5,443,539          	7,483,447
Securities held to maturity, fair
   market value of $229,754
   in 1998 and $349,193 in 1997	                   228,059            	344,257
Loans receivable, net of allowance
   for loan losses of  $92,249
   in 1998 and $80,680 in 1997                 	32,659,339         	28,582,610
Insurance receivable	                                    -            	240,444
Accrued interest receivable	                       226,102	            210,256
Premises and equipment                            	759,343	            783,967
Other assets	                                      180,465	             89,075
     Total assets	                           $  45,102,585	      $  41,749,752

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits	                    $  10,713,887     	 $  10,880,043
Other time deposits	                            21,452,629	         20,637,490
     Total deposits	                            32,166,516	         31,517,533

Advances from Federal Home Loan Bank            	6,327,415          	4,000,341
Accrued expenses and other liabilities	            436,809	            338,947
     Total liabilities	                         38,930,740	         35,856,821

Shareholders' equity:
   Common stock, $.01 par value,
      1 million shares authorized,
      331,660 issued and outstanding	                3,317	              3,317
   Additional paid-in capital	                   3,088,095          	3,046,415
   Treasury stock, at cost                       	(345,000)          	(345,000)
   Retained earnings	                            3,618,107	          3,449,876
   Net unrealized gain on available for sale
      securities net of deferred tax of
      $13,827 in 1998 and $8,451 in 1997	           20,741             	12,606
   Unearned ESOP & recognition and
      retention shares	                           (213,415)	          (274,283)
     Total shareholders' equity	                 6,171,845	          5,892,931

     Total liabilities and
      shareholders' equity	                  $  45,102,585	      $  41,749,752











The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Income
Years Ended September 30, 1998 and 1997


                                        	         1998        	         1997
Interest income:
	Loans receivable	                           $ 2,547,091	          $ 2,393,642
	Investments                                    	181,022              	186,717
	Mortgage-backed securities	                     298,676	              394,015
	Deposits with other banks	                      255,233	              331,271
	     Total interest income	                   3,282,022	            3,305,645

Interest expense:
	Deposits                                     	1,528,344	            1,614,091
	Other borrowed funds	                           304,898	              216,870
	     Total interest expense	                  1,833,242	            1,830,961

Net interest income                           	1,448,780            	1,474,684
Provision for loan losses	                        27,000	                5,000

	     Net interest income after
        provision for loan losses	             1,421,780	            1,469,684

Noninterest income:
	Gain on sale of assets	                          17,238               	12,743
	Customer service fees	                          177,113	              113,724
	     Total other income	                        194,351	              126,467


Noninterest expenses:
	Salaries and employee benefits	                 620,514	              564,840
	Occupancy and equipment                        	143,008              	145,733
	Computer expense                                	54,071               	55,146
	Service fees	                                    78,304	               50,075
	Advertising expense	                             59,156               	51,358
	Professional fees	                               91,140	               49,764
	Other expense	                                  139,337	              141,731
	     Total other expenses	                    1,185,530	            1,058,647

Income before income taxes	                      430,601	              537,504
Income tax expense	                             (168,872)	            (209,764)

Net income                                	 $    261,729	         $    327,740

Basic earnings per share of common stock	   $        .90	         $       1.15
Weighted average shares outstanding	             290,769	              285,912

Diluted earnings per share of common stock	 $        .89	         $       1.12
Diluted weighted average shares outstanding	     294,478      	        291,573







The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Comprehensive Income
Years Ended September 30, 1998 and 1997


                                       	         1998      	            1997

Net income:	                              $    261,729	           $    327,740
Other comprehensive income,
   net of income tax:
	Unrealized holding gains and (losses)	          8,135	                 39,003
Comprehensive income	                     $    269,864	           $    366,743













































The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Shareholders' Equity
Years Ended September 30, 1998 and 1997


                                 	              1998              	      1997

Common stock, $.01 par value,
     1 million shares authorized,
     331,660 issued and outstanding	     $     3,317	              $     3,317

Additional paid-in capital
   Beginning of period	                    3,046,415                	3,014,935
   Allocation of ESOP shares                 	32,616	                   31,480
   Allocation of RRP shares	                   9,064	                       -
     End of period	                        3,088,095	                3,046,415

Treasury stock, at cost	                    (345,000)	                (345,000)

Retained earnings
   Beginning of period                    	3,449,876	                3,217,134
   Net income	                               261,729                  	327,740
   Dividends declared	                       (93,498)	                 (94,998)
     End of period	                        3,618,107	                3,449,876

Unrealized gain (loss) on securities
   available for sale, net of deferred tax
   Beginning of period	                       12,606                  	(26,397)
   Change in unrealized gain or (loss)	        8,135	                   39,003
     End of period	                           20,741	                   12,606

Unearned ESOP & recognition and
  retention shares
   Beginning of period                     	(274,283)                	(365,470)
   Allocation of ESOP shares                 	28,507	                   37,653
   Allocation of recognition and
    retention shares	                         32,361	                   53,534
     End of period	                         (213,415)	                (274,283)

Total shareholders' equity	             $  6,171,845	             $  5,892,931



















The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Cash Flows
Years Ended September 30, 1998 and 1997

                                       	        1998            	       1997

Cash flows from operating activities:
  Net income                             	 $   261,729	            $   327,740
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization	            35,928                 	32,938
      Non cash compensation	                   102,548                	122,667
      Provision for loan losses	                27,000	                  5,000
      Other gains, net	                         (9,929)                     	-
      Net realized gains on available-for-
        sale securities                        	(7,434)               	(12,743)
      (Increase) decrease in
        insurance receivable	                  240,444               	(240,444)
      Increase in accrued interest receivable 	(15,846)               	(35,736)
      Increase (decrease) in accrued expenses
        and other liabilities                  	92,486               	(130,070)
      (Increase) decrease in other assets	     (97,361)	               155,442
      Total adjustments	                      (367,836)	              (102,946)
 Net cash provided by operating activities	    629,565	                224,794

Cash flows from investing activities:
  Net (increase) decrease in interest-
   bearing deposits with banks             	(1,717,399)             	1,272,126
  Purchases of available-for-sale securities	 (957,647)            	(2,780,997)
  Proceeds from maturities of
    available-for-sale securities	           2,759,847              	1,138,670
  Proceeds from sales of available-for-
    sale securities	                           258,653              	1,769,844
  Proceeds from maturities of held-to-
    maturity securities	                       116,198                	128,847
  Net increase in loans                    	(4,103,729)              	(481,421)
  Net purchases of premises and equipment	     (11,304)               	(29,897)
  Proceeds from sale of foreclosed collateral   15,900	                  2,090
Net cash (used) provided by
     investing activities	                  (3,639,481)	             1,019,262

Cash flows from financing activities:
  Net decrease in savings and NOW
     deposit accounts                        	(166,156)              	(691,800)
  Net increase (decrease) in time deposits	    815,139               	(418,299)
  Net decrease in securities sold under
     agreements to repurchase	                       -               	(273,951)
  Repayments of Federal Home Loan
     Bank Advances	                           (172,926)              	(199,644)
  Proceeds from Federal Home Loan
     Bank Advances                          	2,500,000	                500,000
  Dividends paid	                              (93,498)	               (94,998)
  Net cash (used) provided by
     financing activities	                   2,882,559            	 (1,178,692)
Net increase (decrease) in cash and
     due from banks                          	(127,357)                	65,364
Cash and due from banks at beginning
     of period	                              1,494,118	              1,428,754
Cash and due from banks at end of period	  $ 1,366,761	            $ 1,494,118

Interest paid	                             $ 1,814,672	            $ 1,837,229

Income taxes paid                        	 $   233,131 	           $    12,264








The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Home Building Bancorp, Inc. (the"Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. Established in 1908, Home Building Savings Bank, FSB is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike Counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage, automobile and consumer loans, and to a lesser extent commercial, multifamily and construction real estate loans.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Conversion - On February 7, 1995, Home Building Bancorp, Inc. (the "Corporation") began trading as a public company on The Nasdaq SmallCap Market. The Corporation issued 322,000 shares, $.01 par value common stock, for proceeds of $2,858,862 net of expenses of approximately
$361,000. Home Building Savings Bank, FSB (the "Bank") converted to a stock federal savings bank following the formation of the Corporation and received proceeds of $1,432,853 in exchange for selling all its common stock to the Corporation. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests. In February 1998, the Corporation moved its stock listing from the NASDAQ SmallCap
Market to NASDAQ's Electronic Bulletin Board.

Federal regulations require that, upon conversion from a mutual to stock form of ownership, a "liquidation account" be established by restricting a portion of net worth for the benefit of eligible savings account holders who maintain their savings accounts with the Bank after conversion. In the event of complete liquidation (and only in such event) each savings account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account after payment of all creditors, but before any liquidation distribution with respect to capital stock. This account will be proportionately reduced for any subsequent reduction in such holders' savings accounts. Federal regulations impose limitations on the payment of dividends and other capital distributions, including, among others, that the Corporation may not declare or pay a cash dividend on any of its capital stock if the effect thereof would cause the Bank's capital to be reduced below the amount required for the liquidation account or the capital requirements imposed by the Financial Institutions Reform, Recovery, and Enforcement Act and the Office of Thrift Supervision (the "OTS") (See Note
15).  The liquidation account balance was $3,128,000 at conversion.

Principles of Consolidation - The consolidated financial statements include the accounts of Home Building Bancorp, Inc., Home Building Savings Bank, FSB, and White River Service Corporation (the "Service Corp"), the Bank's wholly owned subsidiary, which sells stocks, bonds, mutual funds, and annuities. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance-sheet caption cash and due from banks.

Securities Held to Maturity - Held to maturity securities, consisting of mortgage-backed securities for which the Bank has the positive intent and ability to hold to maturity, are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities Available for Sale - Available for sale securities consist of bonds and mortgage backed securities not classified as held to maturity.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of retained earnings until realized.

Gains and losses on the sale of available for sale securities are determined using the specific identification method.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Stock in the Federal Home Loan Bank is carried at cost.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.
19
HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Discounts on purchased, first mortgage loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Unearned discounts on installment loans are recognized over the term of the loans using the interest method.

Loan origination fees and direct costs related to loan originations are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowances for impaired loans are generally determined based on collateral values. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. The portion of interest costs relating to the development of real estate is capitalized. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

Income Taxes - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Premises and Equipment - Land is carried at cost. Building, improvements, and furniture, fixtures, and equipment, are carried at cost, less accumulated depreciation computed principally by the straight-line method.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for losses on loans. In connection with the determination of the allowances for losses on loans, management obtains independent appraisals for significant properties.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED

Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Effect of New Financial Accounting Standards -In August 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities using a financial-components approach that focuses on control of the asset or liability. It requires that an entity recognize only assets it controls and liabilities it has incurred and should derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Bank adopted this October 1, 1997 without any material impact on its consolidated financial statements. In December 1996, the FASB issued SFAS No. 127, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishment of Liabilities," which defers the effective date of SFAS No. 125 for one year.

In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share," that specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is effective for financial statements ending after December 15, 1997.
The Bank adopted this October 1, 1997 and is presented on the income statement.

In February of 1997, the FASB issued SFAS No. 129, "Disclosure of
Information about Capital Structure," that specifies standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for financial statements ending after December 15, 1997. The Bank adopted this October 1, 1997 without any material impact on its consolidated financial statements.

In June of 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires classification of items of other compressive income by their nature in the financial statements and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. This statement is effective for fiscal years beginning after December 31, 1997, however the Company has implemented this for its year ended September 30, 1998.

In June of 1997, the FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that those businesses report selective information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 31, 1997. This statement requires disclosure in information in the financial statements and the Company will implement this for their year ending September 30, 1999.

In February of 1998, the FASB issued SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB statements No. 87, 88, and 106." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits but does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for their year ending September 30, 1999.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED

Effect of New Financial Accounting Standards - continued

In June of 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.
This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company had no derivatives as of September 30,
1998 nor does the Company engage in any hedging activities.  The
Company does not anticipate that the adoption of SFAS No. 133 will have a material impact of its financial position or results of operations.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed in Note 8:

Cash and short term instruments. The carrying amounts of cash and short term instruments approximate their fair value.

Available for sale and held to maturity securities. Fair values for securities are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for mortgage loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities. The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (CD's) approximate their fair values at the reporting date. Fair values for fixed-rate CD's are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings. The carrying amounts of securities sold under agreements to repurchase maturing within 90 days approximate their fair value. The fair values of the Bank's Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest. The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED

Earnings Per Common Share - Basic earnings per share of common stock have been computed by dividing net income by the weighted average number of share outstanding during the fiscal year, less Employee Stock Ownership Plan ("ESOP") shares, and Recognition and Retention Plan
("RRP") shares not committed to be released. Dilutive earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the fiscal year.

Reclassifications - Certain amounts from the prior year have been reclassified to conform to the current year's presentation.

NOTE 2 - DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. Amortized cost of securities and their approximate fair values at September 30 follow.

Available for sale
				                                      GROSS     	  GROSS
	     1998		              AMORTIZED	    UNREALIZED	  UNREALIZED	       FAIR
	     		                    COST          GAINS        LOSSES         VALUE
U.S. Government
  Agency securities	    $ 1,266,222	     $ 14,491	    $   -     	  $ 1,280,713
Mortgage-backed
securities	               3,761,450	       20,269	        -         	3,781,719
Stock in FHLB	              334,900	            -        	-           	334,900
Other securities	            46,399	            -       (192)	          46,207
TOTALS	                 $ 5,408,971	     $ 34,760	    $ (192)	     $ 5,443,539

Available for sale
                                   				   GROSS	        GROSS
	 	     1997		              AMORTIZED   	 UNREALIZED   UNREALIZED	     FAIR
             	     		       COST	         GAINS         LOSSES 	      VALUE
U.S. Government
  Agency securities	    $ 2,479,782	     $  5,433	    $ (8,170)	   $ 2,477,045
Mortgage-backed
securities	               4,555,012	       36,918	     (13,884)	     4,578,046
Stock in FHLB              	334,900	            -     	      -        	334,900
Other securities	            92,625	          831	           -          93,456
TOTALS	                 $ 7,462,319	     $ 43,182	    $(22,054)	   $ 7,483,447

Held to maturity
	                                     			GROSS          GROSS
	     1998		              AMORTIZED	   UNREALIZED	    UNREALIZED	     FAIR
	     		                    COST         GAINS           LOSSES       VALUE
Mortgage-backed
	 securities		           $	228,059	    $	1,695	       $	      -     	$	229,754

	                                   			  GROSS          	GROSS
	     1997		              AMORTIZED   	UNREALIZED	    UNREALIZED     FAIR
	     		                    COST         GAINS      	   LOSSES      VALUE
Mortgage-backed
	 securities		           $	344,257	    $  5,025      	$    	(89)	    $	349,193

Gross realized gains and gross realized losses on sales of available for sale securities were $7,434 and $0 respectively, in 1998 and $22,254 and $9,511, respectively, in 1997.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - DEBT AND EQUITY SECURITIES, CONTINUED

The scheduled maturities of securities held to maturity and securities (other than equity securities) available for sale at September 30, 1998 were as follows:

                          		Held to maturity securities:   			Available for sale securities:
			                            AMORTIZED	        FAIR             	AMORTIZED	    FAIR
	     		                         COST       	    VALUE               COST        VALUE
	Due in one year or less	      $     -        	$     -   	       $  46,399	   $  45,935
	Due from one to five years  	       -              	-            	120,005     	119,864
	Due from five to ten years	         -              	-        	    652,824	     662,762
	Due after ten years	                -   	           -             493,393	     498,359
                Subtotal	            -               -          	1,312,621	   1,326,920
	Mortgage backed securities	   228,059	         229,754	         3,761,450	   3,781,719
                Total   	     $228,059	        $229,754	        $5,074,071	  $5,108,639

NOTE 3 - LOANS RECEIVABLE

Loans receivable at September 30 are summarized as follows:

                                 	        1998     	              1997
Commercial	                        $    300,892	           $   1,079,763
Real estate  construction              	110,611                 	294,568
Commercial real estate                 	328,347	                 410,067
Residential real estate             	26,869,867	              22,160,269
Consumer	                             5,336,329	               4,837,192
     Subtotal	                       32,946,046	              28,781,859
Loans in process                      	(127,261)                	(47,353)
Net deferred loan fees and discounts   	(67,197)                	(71,216)
Allowance for loan losses	              (92,249)	                (80,680)
	                                  $ 32,659,339	            $ 28,582,610

An analysis of the change in the allowance for loan losses follows:

                                   	     1998   	                1997

Balance at October 1                  	$ 80,680	              $ 77,000
Loans charged off                      	(16,663)               	(3,249)
Recoveries	                               1,232	                 1,929
     Net loans charged off             	(15,431)               	(1,320)
Provision for loan losses	               27,000	                 5,000
Balance at September 30	               $ 92,249	              $ 80,680

Impairment of loans having recorded investments of $145,940 at September 30, 1998 and $250,000 at September 30, 1997 has been recognized in conformity with FASB Statement 114, as amended by FASB Statement 118.
The average recorded investment in impaired loans during 1998 and 1997 was $184,057 and $287,546, respectively. The total allowance for loan losses related to these loans was $44,811 and $39,556 on September 30, 1998 and 1997, respectively. Interest income on impaired loans of $15,411 and $14,493 was recognized for cash payments received in 1998 and 1997, respectively.

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at September 30, 1998 and 1997 were as follows:
                                     	     1998    	        1997
Cost:
	Land	                                $  140,048        	$  140,048
	Bank premises                        	1,001,307	           993,932
	Furniture and equipment	                142,588	           213,423
	Total Cost	                           1,283,943	         1,347,403
Less accumulated depreciation        	  (524,600)	         (563,436)
	Net book value	                      $  759,343	        $  783,967


NOTE 5 - DEPOSITS

The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $3,028,000 and $2,469,000 as of September 30, 1998 and 1997, respectively.

At September 30, 1998 the scheduled maturities of CDs are as follows:

                       	1999	      $   12,468,789
                       	2000           	5,547,806
                       	2001           	1,799,172
                       	2002	           1,033,949
                       	2003		            602,913
		                                	$   21,452,629

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK AND
OTHER BORROWED FUNDS

The advances from the Federal Home Loan Bank consisted of advances ranging in interest rates from 5.32%-6.34%. These advances are collateralized by virtually the Corporation's entire mortgage loan and securities portfolio. Maturity dates for advances outstanding at September 30, 1998 and 1997 are as follows:
                       	          1998     	        1997
    	1998	                   $ 1,000,000      	 $ 1,500,000
	    1999                     	1,000,000	         1,500,000
    	2000	                       827,415	         1,000,341
    	2001	                             -                 	-
    	2002 and thereafter	      3,500,000	                 -
	                           	$ 6,327,415	       $ 4,000,341

Other borrowed funds, consisting of agreements to repurchase securities sold, at September 30, 1998 and 1997 totaled $0 and $0, respectively. Information concerning these borrowings held during the fiscal year 1997 is summarized as follows:
                                            	    1998    	    1997

	Average balance during the year              	$    -    	$ 162,200
	Average interest rate during the year	            0%        	5.49%
	Maximum month-end balance during the year	    $    -    	$ 270,000

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and lines of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of these instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and lines of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to Extend Credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 32% of home equity commitments and 100% of mortgage loan commitments are drawn upon by customers. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments were as follows:

                  	        September 30, 1998:          September 30,1997:
                           		Carrying			Fair		           	Carrying			Fair
		                           		Value	 		Value 	           		Value 			Value
	Financial assets:
	Cash and due from banks,
   interest- bearing
   deposits with banks	   $  5,605,738		$  5,605,738	  $ 4,015,696		$ 4,015,696
	Securities available
   for sale	                 5,443,539     5,443,539		   7,483,447		  7,483,447
	Securities held to maturity	  228,059		     229,754		     344,257	     349,193
	Loans receivable	          32,659,339	   33,347,170		  28,582,610	  29,005,138
	Accrued interest receivable   226,102       226,102	      210,256		    210,256

	Financial Liabilities:
	Deposit liabilities	       32,166,516	   32,561,577		  31,517,533	  31,897,570
	FHLB advances	              6,327,415		   6,336,726		   4,000,341	   3,985,720

A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at September 30, 1998 follows.
                                        	Notional
	                                         Amount
	Commitments to extend credit		       $   661,000

NOTE 9- PENSION PLAN

The Corporation participates in the Financial Institutions Retirement Fund, which is a multi-employer retirement fund that covers substantially all of the Corporation's employees providing defined benefits. The relative position of the Corporation regarding the accumulated plan benefits and plan net assets is not determinable by the Corporation. Pension expense totaled $0 and $0 for the years ended September 30, 1998 and 1997, respectively.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its directors, significant shareholders, and their affiliates (related parties). The aggregate amount of loans to such related parties at September 30, 1998, was $197,016. For the year ended September 30, 1998, new loans to such related parties amounted to $44,735 and repayments amounted to $40,903.


NOTE 11 - CONCENTRATION OF CREDIT RISK

Most of the Bank's business and lending activity is with customers located within Daviess County and other surrounding counties in Indiana. Thus, the risk of its loan portfolio is directly affected by the economic well being of this primarily agricultural area.

NOTE 12 - INCOME TAXES

The Corporation and subsidiaries file consolidated federal income tax returns on a fiscal-year basis. Before 1997, if certain conditions were met in determining taxable income, the Bank was allowed a special bad debt deduction based on a percentage of taxable income or on specified experience formulas. The percentage of taxable income method was repealed for tax years beginning after December 31, 1995. The Bank is now required to use either the experience method or the specific charge-off method. The Bank is also required to include in income for tax purposes only a portion of its tax bad debt reserve. Approximately $170,000 will be taxed over a period of six years beginning with the year ended September
30, 1997.

The provision for income taxes consisted of the following for the years ended September 30:

Current tax provision:	             1998    	           1997

Federal	                         $ 138,193	          $ 101,289
State	                              41,878	             31,119
   Total current expense	          180,071            	132,408

Deferred  expense                       	-             	85,555
Deferred benefit	                  (11,199)	           (11,199)
   Total provision	              $ 168,872	          $ 209,764

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows.
                           	         1998    	         1997

	Statutory rates	                $ 146,404	         $ 182,751
	Increase (decrease)
     resulting from:
	Effect of tax brackets	           (11,750)          	(11,750)
	Effect of SAIF deduction	 	             -             30,109
	Tax bad debt recapture	           (11,199)          	(11,199)
	State tax provision	               39,638	            19,853
	Other	                              5,779	                 -
	                                $ 168,872	         $ 209,764

Deferred tax liabilities included in other liabilities at September 30 consist of the following:

                                         1998             	    1997

	Deferred tax liabilities:
	Net unrealized gains on available
	     for sale securities	            $ (13,827)	        $   (8,451)
	Allowance for loan losses	             (44,795)	           (55,947)
	                                     $ (58,622)  	      $  (64,398)

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Corporation has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Corporation is exposed but seldom becomes a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Corporation.

The Corporation has deposits with two other Banks, which exceed the federal deposit insurance limits by approximately $836,000.


NOTE 14 - RESTRICTIONS ON RETAINED EARNINGS

The Bank must obtain regulatory approval before any dividends may be declared. Dividends from the Corporation are limited to the unconsolidated retained earnings of the parent corporation.

NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 15, 1997, the most recent notification from the Office of the Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - REGULATORY MATTERS, CONTINUED

The Bank's actual capital amounts and ratios are also presented in the table.

REGULATORY CAPITAL RATIOS
                                                                       To Be Well
                                                                     Capitalized Under
                                                   For Capital       Prompt Corrective
                                  Actual        Adequacy Purposes:   Action Provisions:
                             Amount     Ratio     Amount    Ratio     Amount     Ratio
As of September 30, 1998:
Total Capital
 (to Risk-Weighted Assets) 4,722,000    19.7%   >1,914,800   >8.0%   >2,393,500 > 10.0%
Tier I Capital
 (to Risk-Weighted Assets) 4,635,000    19.4% >    957,400   >4.0%   >1,436,100 >  6.0%
Tier I Capital
 (to Average Assets)       4,635,000    10.3%   >1,797,280   >4.0%   >2,246,600 >  5.0%

Tangible Capital Ratio     4,635,000    10.3%>     673,980   >1.5%

As of September 30, 1997:

Total Capital
 (to Risk-Weighted Assets) 4,544,000    21.4%   >1,697,040   >8.0%   >2,121,300 > 10.0%
Tier I Capital
 (to Risk-Weighted Assets) 4,463,000    21.0%>     848,520   >4.0%   >1,272,780 >  6.0%
Tier I Capital
 (to Average Assets)       4,463,000    10.8%   >1,659,040   >4.0%   >2,073,800 >  5.0%

Tangible Capital Ratio     4,463,000    10.8%>     622,140   >1.5%

NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN

Employee Stock Ownership Plan - Concurrent with the conversion the board of directors approved the adoption of the Home Building Bancorp, Inc., Employees Stock Ownership Plan (the "ESOP"). The ESOP is qualified under Sections 401 (a) and 501 (a) of the Internal Revenue Code. Eligibility is based on hours of service, date of hire, and age. Contributions to the ESOP are determined by the board of directors, in the form of cash or the Corporation's common stock. No employee contributions are accepted. Contributions are allocated based on the ratio of the participant's compensation to total compensation of all participants. Participant's account balances are fully vested after five years of service. ESOP expense recorded for the year ended September 30, 1998 and 1997, totaled $61,125 and $61,480, with 2,851 and 2,999 shares committed to be allocated at September 30, 1998 and 1997, respectively. The fair value of unallocated shares was $276,845 and $372,230 at September 30, 1998 and 1997,
respectively.

The ESOP shares at September 30 were as follows:

                              	    1998           	    1997

	Allocated Shares               	 8,917	               5,918
	Shares released for allocation 	 2,851	               2,999
	Unreleased shares	              13,992              	16,843
	Total ESOP shares              	25,760	              25,760

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - RECOGNITION AND RETENTION PLAN

The adoption of the Recognition and Retention Plan ("RRP"), was approved by the Corporation's shareholders on January 22, 1996. This plan is for the benefit of directors and certain officers of the Corporation. The RRP is a restricted stock award plan. The RRP is administered by a Committee of Directors of the Corporation. This Committee selects recipients and terms of awards pursuant to the plan. The total shares made available for awards under the RRP plan were 12,880. The Committee has awarded 9,660 shares of common stock under the RRP. RRP awards vest in five equal annual installments, with the first award vesting on January 22, 1997, subject to the continuous employment of the recipients and the Corporation's achievement of certain performance standards as defined under such plans. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of financial condition. Compensation expense related to the RRP was $41,423 and 33,547 for the years ended September 30, 1998 and 1997, respectively.

NOTE 18 - STOCK OPTION AND INCENTIVE PLAN

The adoption of the 1995 Stock Option and Incentive plan ("1995 SOIP"), was approved by the Corporation's shareholders on January 22, 1996. The purpose of the Plan is to promote the long-term interests of the Corporation and its shareholders by providing a means for attracting and retaining directors (including emeritus and advisory directors), officers and employees of the Corporation and its Affiliates. The Plan shall be administered by a Committee consisting of two or more each of whom shall be a Disinterested Person. This Committee selects recipients and terms of awards pursuant to the plan. The maximum number of Shares with respect to which Awards may be made under the Plan is 10% of the total Shares issued in the Bank's conversion to the capital stock form, which is 32,200.

On January 22, 1996, the Committee granted a total of 24,146 Options with an exercise price of $16.75. These Options vest over a period of five years, with the first 20% vested on January 22, 1997.

Information with respect to these stock options is summarized below:

Outstanding at September 30, 1996   	24,146
Granted 	                                 -
Exercised	                                -
Expired	                                  -

Outstanding at September 30, 1997   	24,146
Granted 	                                 -
Exercised	                                -
Expired	                                  -

Outstanding at September 30, 1998	   24,146

At September 30, 1998 and 1997 there were 9,658 and 4,829 outstanding exercisable options, respectively. These options are exercisable at$16.75 per share.

The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Compensation cost charged against operations for 1998 and 1997 was $0 for each year which reflects no options were exercised that have been granted under the Plan.

In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure. As such, the Company's net income and earnings per share for 1998 and 1997 adjusted to reflect pro forma amounts are indicated as follows:

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK OPTION AND INCENTIVE PLAN, CONTINUED

                                     		    1998            	    1997

	Net Income
	As reported                            	$261,729            	$327,740
	Pro forma	                               240,821	             306,832

	Basic earnings per share
	As reported	                               0.90                 	1.15
	Pro forma	                                 0.83                 	1.07

Diluted earnings per share
	As reported                               	0.89                 	1.12
	Pro forma	                                 0.82	                 1.05

The fair value of stock options granted in 1996 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values and related assumptions were:

	Weighted average fair value         	$ 6.56
	Expected volatility	                 25.17%
	Risk-free interest rate	               5.5%
	Expected lives	                     8 years
	Dividend yield	                        1.5%

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - PARENT ONLY FINANCIAL STATEMENTS

Summarized financial information concerning Home Building Bancorp, Inc., only as of September 30 is as follows:


                                     	        1998     	              1997
                           ASSETS
Cash	                                    $  1,228,171         	  $   992,674
Certificates of deposit with other banks	           -               	199,000
Investment in subsidiary	                   4,658,382             	4,475,044
Loan receivable from subsidiary	              154,560	               180,320
Other assets	                                 128,486	                45,662
Total Assets	                            $  6,169,599	          $  5,892,700

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	                                   25,361	                27,375
Common stock, $.01 par value,
331,660 outstanding at September 30, 1998      	3,317                 	3,317
Paid in capital                            	6,223,592             	6,181,912
Treasury stock                              	(345,000)             	(345,000)
Dividends declared                           	(93,498)                    	-
Retained earnings                            	548,501               	286,773
Unearned compensation	                       (213,415)             	(274,283)
Unrealized gain (loss) on
   securities available for sale	              20,741	                12,606

Total liabilities & shareholders' equity	 $ 6,169,599	           $ 5,892,700

Interest income	                          $    49,838	           $    54,651
Gain on sale of investment                     	9,803	                     -
Income(loss) from subsidiary	                 299,402	               345,308
  Total income (loss)	                        359,043               	399,959
Expenses	                                    (123,495)	             (110,123)
Income (loss) before income tax expense	      235,548	               289,836
Income tax benefit (expense)	                  26,180	                10,300
Net income	                                   261,728	               300,136

Other comprehensive income, net of income tax
Unrealized gain (loss) on
   securities available for sale	               8,135               	 39,003
Comprehensive income	                     $   269,863	           $   339,139

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - PARENT ONLY FINANCIAL STATEMENTS, CONTINUED

                                    	         1998          	       1997

Cash flows from operating activities
  Net income (loss)	                     $  261,728	              $  300,136
  Adjustments to reconcile net
     income (loss) to net cash
     provided by operating activities
      Non cash compensation expense	         76,830	                  96,907
      Increase in other assets             	(82,824)                	(32,315)
      Increase (decrease) in
        other liabilities                   	(2,097)	                 27,374
      Dividends received from sub	          150,000                 	175,000
      (Income) loss from subsidiary	       (299,402)	               (345,308)
  Net cash provided by
      operating activities	                 104,235	                 221,794
Cash flows from investing activities
      Net (increase) decrease in
         interest-bearing deposits
         with banks	                        199,000                  	(1,000)
      Net decrease in loans	                 25,760	                  25,760
  Net cash provided by
      investing activities	                 224,760	                  24,760
Cash flows from financing activities
Dividends paid	                             (93,498)	                (94,998)
  Net cash used by financing activities	    (93,498)	                (94,998)
Net increase (decrease) in cash            	235,497                 	151,556
Cash at beginning of period	                992,674	                 841,118
Cash at end of period                   	$1,228,171	              $  992,674

Cash dividends paid to the Corporation from the Bank for the years ended
September 30,
                                     	       1998            	        1997
		                                       $  150,000               $  175,000

HOME BUILDING BANCORP, INC.
SHAREHOLDER INFORMATION



ANNUAL MEETING

The annual meeting of shareholders will be held at 10:30 a.m., Monday, January 18, 1999, at the main office of the Corporation, located at 200 East VanTrees Street, Washington, Indiana.

STOCK LISTING

The Corporation's stock is traded on The Nasdaq Pink Sheet/Electronic Bulletin Board under the symbol "HBBI".

PRICE RANGE OF COMMON STOCK

The table below presents the quarterly range of high and low bid prices of, and dividends declared on, the Corporation's Common Stock during fiscal 1998 and 1997. The price information set forth in the table below was provided by the Nasdaq Stock Market. Such information reflects interdealer prices, without retail mark-up, mark-down or commission and therefore may not represent actual transactions.
                          1998                               1997

                HIGH       LOW     DIVIDEND     HIGH      LOW         DIVIDEND

First Quarter  $ 23.75   $ 21.25   $ .075       $18.50    $16.75      $.075
Second Quarter $ 24.00   $ 21.00   $ .075       $21.00    $17.00      $.075
Third Quarter  $ 26.00   $ 17.00   $ .075       $21.00    $20.50      $.075
Fourth Quarter $ 20.50   $ 18.00   $ .075       $22.00    $19.50      $.075

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. The Corporation paid a $.075 quarterly dividend on October 26, 1998 to shareholders of record on October 12, 1998. Restrictions on dividend payments are described in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

At September 30, 1998, the Corporation had approximately 350 shareholders of record and 293,160 outstanding shares of Common Stock.



SHAREHOLDERS AND GENERAL INQUIRIES

Bruce A. Beesley, President
Home Building Bancorp, Inc.
200 East VanTrees Street
Washington, Indiana  47501
(812) 254-2641


TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
(908) 272-8511


ANNUAL AND OTHER REPORTS

The Corporation is required to file an annual report on Form 10-KSB for its fiscal year ended September 30, 1998, with the Securities and Exchange Commission. Copies of the Form 10-KSB annual report and the Corporation's quarterly reports may be obtained without charge by contacting: Bruce A. Beesley, President, Home Building Bancorp, Inc., 200 East Van Trees
Street, Washington, Indiana  47501; telephone number (812) 254-2641.

HOME BUILDING BANCORP, INC.
CORPORATE INFORMATION

------------------------------------------------------------------------------


CORPORATION AND BANK ADDRESS



200 East Van Trees Street               Telephone:  (812) 254-2641
Washington, Indiana  47501            Fax:             (812) 254-2619


DIRECTORS OF THE BOARD OF HOME
BUILDING BANCORP, INC. AND HOME
BUILDING SAVINGS BANK, FSB

Bruce A. Beesley
President and Chief Executive Officer of Home
Building Bancorp, Inc. and Home Building Savings Bank, FSB
Washington, Indiana

Blake L. Chambers
Partner, Law firm of Waller, Chambers & Hanson
Washington, Indiana

C. Darrell Deem, D.D.S.
Dentist
Washington, Indiana

Gregory L. Haag
President, Haag Heating and Air
Conditioning, Inc.
Washington, Indiana

James E. Scheid
Owner, Scheid Farms
Washington, Indiana

Larry G. Wilson
President, R.L. Wilson Family Farms, Inc.
Montgomery, Indiana



EXECUTIVE OFFICERS OF HOME
BUILDING SAVINGS BANK, FSB

Bruce A. Beesley
President and Chief Executive Officer of
Home Building Bancorp, Inc. and
Home Building Savings Bank, FSB

Debra K. Shields
Vice President and Chief Financial Officer of Home Building Bancorp, Inc. and Home



INDEPENDENT AUDITORS

Kemper CPA Group LLC
1500 Cherry Street
Mt. Carmel, Illinois  62863

SPECIAL COUNSEL

Silver, Freedman & Taff, L.L.P
1110 New York Avenue, N.W.
Seventh Floor, East Tower
Washington, D.C.  20005

	Exhibit 21

	SUBSIDIARIES OF THE REGISTRANT
	Exhibit 21


	SUBSIDIARIES OF THE REGISTRANT
                                                              Subsidiary State
      Parent               Subsidiary          Percent of     of Incorporation
                                               Ownership       or Organization
Home Building              Home Building
 Bancorp, Inc.           Savings Bank, FSB      100%             Federal

Home Building           White River Service
Savings Bank. FSB          Corporation          100%             Indiana

	Exhibit 23

	CONSENT OF EXPERTS








CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statement Nos. 333-3946 and 333-3948 of Home Building Bancorp, Inc. on Form S-8, of our report dated December 26, 1997 contained in the Annual Report to Shareholders under Exhibit 13 to Home Building Bancorp, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.



/s/ Kemper CPA Group LLC

KEMPER CPA GROUP LLC

Mt. Carmel, Illinois
November 4, 1998

	Exhibit 27

	FINANCIAL DATA SCHEDULE


[TYPE]     EX-27
[ARTICLE] 9

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM AUDITED FINANCIAL STATEMENTS DATED September 30, 1998, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


[PERIOD-TYPE]                              YEAR
[FISCAL-YEAR-END]                          SEP-30-1998
[PERIOD-START]                             OCT-01-1997
[PERIOD-END]                               SEP-30-1998
[CASH]                                         1366761
[INT-BEARING-DEPOSITS]                         4238977
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                    5443539
[INVESTMENTS-CARRYING]                          228059
[INVESTMENTS-MARKET]                            229754
[LOANS]                                       32659339
[ALLOWANCE]                                      92249
[TOTAL-ASSETS]                                45102585
[DEPOSITS]                                    32166516
[SHORT-TERM]                                         0
[LIABILITIES-OTHER]                             436809
[LONG-TERM]                                    6327415
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          3317
[OTHER-SE]                                     6168528
[TOTAL-LIABILITIES-AND-EQUITY]                45102585
[INTEREST-LOAN]                                2547091
[INTEREST-INVEST]                               479698
[INTEREST-OTHER]                                255233
[INTEREST-TOTAL]                               3282022
[INTEREST-DEPOSIT]                             1528344
[INTEREST-EXPENSE]                             1833242
[INTEREST-INCOME-NET]                          1448780
[LOAN-LOSSES]                                    27000
[SECURITIES-GAINS]                               17238
[EXPENSE-OTHER]                                1185530
[INCOME-PRETAX]                                 430601
[INCOME-PRE-EXTRAORDINARY]                      261729
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    261729
[EPS-PRIMARY]                                      .90
[EPS-DILUTED]                                      .89
[YIELD-ACTUAL]                                     .08
[LOANS-NON]                                     145940
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                  26880
[ALLOWANCE-OPEN]                                 80680
[CHARGE-OFFS]                                    16663
[RECOVERIES]                                      1232
[ALLOWANCE-CLOSE]                                92249
[ALLOWANCE-DOMESTIC]                             44811
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                          47438