Form 10QSB
period 1998-12-31
HOME BUILDING BANCORP INC
filed 1999-02-16
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

	Class                         	Outstanding
	Common Stock	        331,600 as of February 10, 1999

Transitional Small Business Disclosure Format:

{  }    Yes         {X}    No


HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information	Page

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at December 31, 1998
	and September 30, 1998                                                     1

	Consolidated Statements of Income for the quarters ended
	December 31, 1998 and 1997		                                               2

	Consolidated Statements of Comprehensive Income for the quarters
	ended December 31, 1998 and 1997                                         		3

	Consolidated Statements of Cash Flows for the quarters ended
	December 31, 1998 and 1997                                               		4

	Notes to Consolidated Financial Statements		                               5

	Item 2.  Management's Discussion and Analysis of Financial Condition
	and results of Operations                                                  7

Part II. Other Information

	Signatures

	Index of Exhibits

	Exhibits

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition
                                              	(Unaudited)
                                                	Dec. 31,	        Sept. 30,
	                                                  1998        	    1998
                         ASSETS
Cash and due from banks	                   $    2,248,250	   $    1,366,761
Interest-bearing deposits with banks	           4,632,093	        4,238,977
Securities available for sale	                  4,505,829	        5,443,539
Securities held to maturity, fair market
     value of $204,852 at Dec. 31, and
     $229,754 at Sept. 30	                        201,800          	228,059
Loans receivable, net of allowance
for loan losses of $93,625 at Dec. 31,
and $92,249 at Sept. 30                       	34,433,080       	32,659,339
Accrued interest receivable                      	213,109          	226,102
Premises and equipment                           	754,158          	759,343
Other assets	                                      52,822	          180,465
     Total assets	                          $  47,041,141    	$  45,102,585

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits       	            $  11,463,552   	 $  10,713,887
Other time deposits	                           23,001,219	       21,452,629
     Total deposits                        	   34,464,771	       32,166,516

Advances from Federal Home Loan Bank	           6,327,415	        6,327,415
Accrued expenses and other liabilities	           262,881	          436,809
     Total liabilities	                        41,055,067	       38,930,740

Shareholders' equity:
   Common stock, $.01 par value, 1 million
      shares authorized, 331,660 issued
      and outstanding	                              3,317            	3,317
   Additional paid-in capital	                  3,093,532        	3,088,095
   Treasury stock, at cost                      	(605,000)        	(345,000)
   Retained earnings	                           3,675,066        	3,618,107
   Net unrealized gain on available for
     sale securities, net of deferred tax
     of $11,572 at Dec. 31, and $13,827
     at Sept. 30	                                  17,358           	20,741
   Unearned ESOP & recognition and
     retention shares	                           (198,199)	        (213,415)
     Total shareholders' equity	                5,986,074	        6,171,845

     Total liabilities and shareholders'
        equity	                             $  47,041,141    	$  45,102,585





The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Income
                                             	Three months ended Dec. 31,
	                                                1998           	    1997
                                                      	(Unaudited)
Interest income:
	Loans receivable                          	$    657,539       	$    611,918
	Investments	                                     27,425             	58,714
	Mortgage-backed securities                      	58,783	             78,186
	Deposits with other banks	                       65,134	             58,927
	     Total interest income	                     808,881	            807,745

Interest expense:
	Deposits	                                       365,659            	378,371
	Other borrowed funds	                            87,245	             57,258
	     Total interest expense	                    452,904	            435,629

Net interest income                             	355,977            	372,116
Provision for loan losses	                        (5,000)	            (2,000)
	     Net interest income after provision
        for loan losses	                         350,977	            370,116

Noninterest income:
	Gain on sale of assets                           	5,727	              7,309
	Customer service fees	                           48,241	             24,997
	     Total other income	                         53,968	             32,306

Noninterest expenses:
	Salaries and employee benefits                 	155,945            	151,620
	Occupancy and equipment                         	35,895             	36,035
	Deposit insurance premium	                        4,723              	5,645
	Computer expense                                	14,549             	13,513
	Service fees                                    	14,813             	13,848
	Advertising expense	                             13,328             	14,730
	Professional fees                               	18,634             	15,830
	Other expense	                                   27,000	             51,139
	     Total other expenses	                      284,887        	    302,360

Income before income taxes	                      120,058            	100,062
Income tax expense	                               40,849	             31,273
Net income                                  	$    79,209        	$    68,789

Basic earnings per share of common stock	    $      0.28	        $      0.24
Weighted average shares outstanding	             286,258	            288,975

Diluted earnings per share of common stock	  $      0.28	        $      0.23
Diluted weighted average share outstanding	      286,985	            295,065

The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Comprehensive Income

                                          	 Three months ended Dec. 31,
                                      	       1998    	          1997
	                                                   (Unaudited)
Net income	                                 $    79,209	          $    68,789

Other comprehensive income, net of income tax:
	Unrealized holding gains and (losses)	          (3,383)	               2,220

Comprehensive income                       	$    75,826	          $    71,009




























The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows

                                            	Three months ended Dec. 31,
	                                                 1998    	    1997
	                                                    (Unaudited)

Cash flows from operating activities:
  Net income 	                                $    79,209	       $    68,789
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization	              9,714	             9,826
        Non cash compensation	                     20,653	            26,783
        Provision for loan losses	                  5,000             	2,000
        Net realized gains on
          available for sale securities              	  -            	(7,309)
        Decrease in insurance receivable	               -             	9,064
        Decrease in accrued interest receivable   	12,993            	30,197
        Increase (decrease) in accrued expenses
             and other liabilities              	(171,673)           	40,378
        (Increase) decrease in other assets	      127,643	            (3,689)
        Total adjustments	                          4,330	           107,250
 Net cash provided by operating activities	        83,539        	   176,039

Cash flows from investing activities:
  Net (increase) decrease in interest-
         bearing deposits with banks	            (393,116)        	1,134,448
  Purchases of available for sale securities	          -           	(408,859)
  Proceeds from maturities of available
         for sale securities	                     932,072           	738,410
  Proceeds from sales of available for
         sale securities	                               -           	258,653
  Proceeds from maturities of held to
         maturity securities                      	26,259            	29,317
  Net increase in loans                       	(1,778,741)         	(261,271)
  Net purchases of premises and equipment	         (4,529)	             (980)
Net cash (used) provided by investing
        activities	                            (1,218,055)	        1,489,718

Cash flows from financing activities:
  Net increase in savings and
     NOW deposit accounts                        	749,665	           484,852
  Net increase in time deposits                	1,548,590            	79,223
  Purchase of 15,000 shares treasury stock      	(260,000)	               -
  Dividends paid	                                 (22,250)	          (23,376)
  Net cash provided by financing activities	    2,016,005	           540,699
Net increase in cash and due from banks          	881,489         	2,206,456
Cash and due from banks at beginning of period  1,366,761	         1,494,118
Cash and due from banks at end of period	     $ 2,248,250	       $ 3,700,574

Interest paid                               	 $   467,492      	 $   435,874

Income taxes paid                            	$    80,144	       $    91,931

The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997


Note 1:  Basis of Presentation

The unaudited information for the quarters ended December 31, 1998 and December 31, 1997, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home
Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 1998. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


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


Note 4:  Earnings Per Common Share

Basic earnings of $0.28 per common share for the most recent quarter was computed by dividing net income by the weighted average number of shares outstanding during the quarter, less Employee Stock Ownership Plan ("ESOP") shares and Recognition and Retention Plan ("RRP") shares not committed to be released. The weighted average number of shares outstanding for the period was 286,258. Dilutive earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent quarter were $0.28 per share. A reconciliation of both numerators and denominators of the per share calculations follows:

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
(Concluded)

Note 4:  Earnings Per Common Share, continued

                    	        For the Three Months Ended December 31, 1998
                                         	Income           	Shares	           Per-Share
                                       	(Numerator)     	(Denominator)        	Amount
Basic EPS
Income available to common shareholders	 $79,209	          286,258	            $0.28
Effect of dilutive securities:
  Incentive stock option plan shares                         		727
Diluted EPS
Income available to common shareholders+
assumed conversions	                     $79,209	          286,985	            $0.28

                    	        For the Three Months Ended December 31, 1997
	                                        Income	            Shares	           Per-Share
                                      	(Numerator)      	(Denominator)	        Amount
Basic EPS
Income available to common shareholders	$68,789	            288,975	           $0.24
Effect of dilutive securities:
  Incentive stock option plan shares                        		6,090
Diluted EPS
Income available to common shareholders+
assumed conversions	                    $68,789            	295,065	           $0.23

Note 5:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $1,376 to $93,625 for the three-month period ended December 31, 1998. This increase was the net effect of charge-offs and an additional provision of $5,000 for loan losses made during the period ended December 31, 1998. Activity in the allowance for loan losses was as follows:

                     	           For the three months ended December 31,
	                                        1998       	     1997
	Beginning	                          $   92,249      	$   80,680

	Provision                               	5,000           	2,000
	Charge-offs                            	(3,624)	              -
	Recoveries	                                  -     	        154

	Ending	                             $   93,625	      $   82,834

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

General

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity that is permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had no significant assets at December 31, 1998 other than its equity investment in the Bank's stock, cash, investments, and a loan to the Bank' Employee Stock Ownership Plan ("ESOP").

Established in 1908, the Home Building Savings Bank, FSB is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgages, automobile and consumer loans, and to a lesser extent commercial, multi-family and construction real estate loans. The Bank also invests in U.S. government and agency obligations and may invest in other permissible investments.

The Bank's results of operations are primarily dependent upon its net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Bank's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges and net income from the Bank's wholly owned service corporation subsidiary. Noninterest expense includes salaries and employee benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other operating expenses. The operating results of the Bank are also affected by general economic conditions, the monetary and fiscal policies of federal agencies, and the policies of agencies that regulate financial institutions. Interest rates on competing investments and general market rates of interest influence the Bank's cost of funds. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the rates of interest at which loans are offered, general economic conditions affecting loan demand, and the availability of funds for lending activities.


Financial Condition

For the three months ended December 31, 1998, total assets increased approximately $1.9 million to $47.0 million from $45.1 million at September 30, 1998. Loans receivable increased approximately $1.8 million to $34.4 million at December 31, 1998. Total cash and cash equivalents increased approximately $881,000. These increases were funded by growth in deposits of approximately $2.3 million and a reduction in investment and mortgage-backed securities of approximately $964,000.

Liabilities increased by approximately $2.1 million as deposits at December
31, 1998, which were the primary funding source for the increase in assets, increased $2.3 million from September 30, 1998. The Bank's advances from the FHLB remained unchanged. The Bank has maintained deposit interest rates, which are competitive for its marketplace, and was successful during the quarter at retaining and increasing deposits.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

Results of Operations:
Comparison of the three months ended December 31, 1998 and 1997.

General. The Bank experienced a net profit of $79,209 for the quarter compared to a profit of $68,789 for the same period in 1997. A decrease in net interest income was more than offset by increased noninterest income and lower noninterest expense compared to the same period a year ago.

Interest Income. Total interest income remained basically unchanged at $809,000 for the period ended December 31, 1998 compared to $808,000 the same period last year. Interest income earned on the Bank's loan portfolio increased $46,000 to $658,000 for the quarter compared to $612,000 for the same quarter in 1997. This increase was due to growth in the mortgage loan portfolio. Interest income from investment and mortgage-backed securities decreased approximately $51,000 during the quarter ended December 31, 1998 compared to the same quarter a year ago. Income on deposits for the most recent quarter increased $6,000 to $65,000. The weighted average yield on earning assets was 7.23% for the three months ended December 31, 1998 compared to 7.89% for the three months ended December 31, 1997.

Interest Expense. Total interest expense increased $17,000, or 3.81% to $453,000 for the quarter ended December 31, 1998, compared to $436,000 the same quarter a year ago. The increase was due to a higher volume of Federal Home Loan Bank advances compared to the same period a year ago. While total deposits increased $2.4 million, or 7.4%, to $34.5 million at December 31, 1998, the Bank was able to reduce its average cost of deposits and borrowed funds to 4.52% for the most recent quarter from 4.69% for the same quarter a year ago. Some of the increase came from short-term public funds deposits. The Bank does not rely on these funds for operations. The Bank is able to compete aggressively for savings funds in its markets when adequate spreads on loans or investments become available. FHLB advances also remain a liability management tool.


Net Interest Income. Net interest income before provision for loan losses decreased $16,000, or 4.34%, to $356,000 for the quarter ended December
31, 1998, compared to $372,000 for the same quarter in 1997. As of December 31, 1998 interest-earning assets were 109.0% of interest bearing liabilities . On the asset side, the Bank's fixed rate mortgage portfolio continued to grow, while the adjustable rate mortgage portfolio decreased. Installment and commercial loans increased. On the liability side, the Bank's certificate of deposit and savings/NOW deposits both grew during the quarter. The Bank's liabilities are generally shorter in term and subject to repricing more frequently than assets; accordingly, an increase in interest rates could adversely affect the Company's net income. The Bank continues to stress consumer and installment lending. Interest rate risk is monitored to assure compliance with the Bank's policy. Investments stress shorter-term and adjustable securities to respond to changing rates. The Bank, as a thrift institution, continues to have a below average exposure to interest rate risk compared to its peers.


Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month period ended December 31, 1998, a $5,000 provision was charged against earnings to increase the level of the allowance for loan losses. The Bank adjusts its allowance in accordance with its Classified Assets Policy. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, its current level of reserves, the economy, real estate

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation


Nonperforming Assets and Provision for Loan Losses, continued

values, and interest rates. The Bank has had a low level of loan losses during its history and therefore considers the loss experience of similar portfolios in comparable lending markets and institutions. Federal regulators may require additional reserves as a result of their examinations of the Bank. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of December 31, 1998, the Bank's allowance for loan losses was $93,000 compared to $83,000 one year earlier.

As of December 31, 1998 the Bank's nonperforming assets totaled $232,000, or 0.49% of total assets. At the same date the Bank's ratio of allowance for loan losses to nonperforming assets was 40.0%. At September 30, 1998 the Bank's nonperforming assets totaled $146,000, or .32% of total assets and the Bank's loan loss allowance represented 62.3% of nonperforming assets.

Noninterest Income. Noninterest income increased $22,000, or 67.05%, to $54,000 for the most recent quarter compared to $32,000 the same quarter a year ago. The increase came from customer service fees, which includes charges on deposit accounts and the results of the Bank's service corporation subsidiary.

Noninterest Expense. Total noninterest expense decreased $17,000, or 5.78%, to $285,000 for the most recent quarter compared to $302,000 for the same quarter a year ago. Much of the reduction was due to an insurance deductible expense that was recognized in this quarter a year ago.

Income Tax Expense. Income tax expense was $41,000 during the most recent quarter compared to $31,000 the same quarter a year ago. The amount of expense accrued each quarter for tax expense is based on management's estimate of future tax liability.

Liquidity and Capital Requirements. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments as liquidity to assure the Bank's ability to meet demands for withdrawals and repayments of short-term borrowings. As of December 31, 1998 the Bank's liquidity ratio was 13.61%, which is well above regulatory requirement of 4%.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At December 31, 1998 the Bank had outstanding commitments to extend credit totaling $1.7 million. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investments and meet loan demand, but they are not relied upon in the regular course of business. At December 31, 1998 certificates of deposit schedule to mature in one year or less totaled $12.8 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Bank.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation


Liquidity and Capital Requirements, continued

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position as of December 31, 1998 relative to the regulatory capital requirements.

                                          	Amount
                                      	(in thousands)	    Percent of Assets
Tangible Capital	                         $  4,725	              10.05%
Tangible Capital Requirement	             $    705	               1.50%
Excess	                                   $  4,020	               8.55%

Core Capital	                             $  4,725              	10.05%
Core Capital Requirement	                 $  1,880              	 4.00%
Excess	                                   $  2,845               	6.05%

Total Capital (Core & Supple.)           	$  4,813              	19.44%
Risk-Based Capital Requirement	           $  1,981	               8.00%
Excess	                                   $  2,832              	11.44%


Year 2000

The Corporation has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and have developed implementation plans to address the issue.
The Corporation's data processing is performed by a service bureau. The Corporation has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Corporation. To date, the Corporation has been informed that their primary service providers anticipate that all reprogramming efforts will be completed by March 31, 1999, allowing the Corporation adequate time for testing. The Corporation will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on their financial position or results of operations; however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently the Corporation could incur incremental costs to convert to another vendor. The Corporation has identified certain expenditures in connection with achieving Year 2000 compliance. These are currently expected to total approximately $10,000.


Forward-Looking Statements

When used in this Quarterly Report on Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

Forward-Looking Statements, continued

readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART II. OTHER INFORMATION


Item 1.	Legal Proceedings

	None


Item 2.	Changes in Securities and Use of Proceeds

	None


Item 3.	Defaults Upon Senior Securities

	None


Item 4.	Submission of Matters to a Vote of Security Holders

	None


Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27:	Financial Data Schedule (electronic
filing only)

(b) Reports on Form 8-K

Date of Report:  November 9, 1998

Items Reported: Press release announcing the date of its annual meeting

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           					HOME BUILDING BANCORP, INC.
                           					Registrant



Date:  2/12/99             					/s/ Bruce A. Beesley
                                Bruce A. Beesley, President and Chief
		                          			 Executive Officer (Duly Authorized Officer)



Date:  2/12/99                  /s/ Debra K. Shields
                            				Debra K. Shields, Vice President and Chief
                                Financial Officer (Principal Financial
			                          		 and Accounting Officer)

INDEX OF EXHIBITS



Exhibit                                              Description

27                            Financial Data Schedule (electronic filing only)


















14