Form 10QSB
period 1999-03-31
HOME BUILDING BANCORP INC
filed 1999-05-14
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

	Class               	Outstanding
	Common Stock	331,600 as of May 13, 1999

Transitional Small Business Disclosure Format (check one):
{ } Yes          {X} No

HOME BUILDING BANCORP, INC.

INDEX


Part I. Financial Information                                        	Page

	Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at March 31, 1999 	    1
	and September 30, 1998

	Consolidated Statements of Income for the three and six months
	ended March 31, 1999 and 1998		                                       2

	Consolidated Statements of Comprehensive Income for the three
	and six months ended March 31, 1999 and 1998		                        3

	Consolidated Statements of Cash Flows for the six months ended
	March 31, 1999 and 1998		                                             4

	Notes to Consolidated Financial Statements		                          5

	Item 2.	Management's Discussion and Analysis of Financial Condition 	 8
	and Results of Operations

Part II. Other Information		                                          13

	Signatures			                                                        14

	Index of Exhibits		                                                  15

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition
                                                     (Unaudited)
                                                     	March. 31,	         Sept. 30,
                                                   	    1999            	    1998
                                      ASSETS
Cash and due from banks	                             $  1,094,434	        $  1,366,761
Interest-bearing deposits with banks	                   4,549,527           	4,238,977
Securities available for sale                          	4,701,857	           5,443,539
Securities held to maturity, fair market value
   of $178,811 at March 31, and $229,754 at Sept. 30	     177,075             	228,059
Loans receivable, net of allowance for loan losses of
   $89,224 at March 31, and $92,249 at Sept. 30	       34,670,629	          32,659,339
Accrued interest receivable	                              219,930             	226,102
Premises and equipment                                   	746,243             	759,343
Other assets	                                             256,393	             180,465
     Total assets	                                   $ 46,416,088	        $ 45,102,585

             LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities:
Savings and NOW deposits	                            $ 11,335,347	        $ 10,713,887
Other time deposits	                                   22,363,566	          21,452,629
     Total deposits                                	   33,698,913	          32,166,516

Advances from Federal Home Loan Bank                   	6,327,415	           6,327,415
Accrued expenses and other liabilities	                   333,770	             436,809
     Total liabilities	                                40,360,098	          38,930,740

Shareholders' equity:
   Common stock, $.01 par value, 1 million shares
      authorized, 331,660 issued and outstanding	           3,317               	3,317
   Additional paid-in capital	                          3,097,395           	3,088,095
   Treasury stock, at cost	                              (605,000)	           (345,000)
   Retained earnings	                                   3,734,730	           3,618,107
   Net unrealized gain on available for sale
      securities, net of deferred tax of $6,179 at
      March 31, and  $13,827 at Sept. 30	                   9,269              	20,741
   Unearned ESOP & recognition and retention shares	     (183,721)     	      (213,415)
     Total shareholders' equity	                        6,055,990       	    6,171,845

     Total liabilities and shareholders' equity	     $ 46,416,088	        $ 45,102,585


The accompanying notes are an integral part of these consolidated financial statements.

-1-

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Income
                            	                                    (Unaudited)
	                                                Three months ended  	       Six months ended
	                                                     March 31,                 	March 31,
	                                               1999       	    1998    	    1999    	    1998
Interest income:
	Loans receivable	                          $ 681,275	       $ 624,071	   $ 1,338,814	  $ 1,235,989
	Investments	                                  27,191          	45,164        	54,616	      103,878
	Mortgage-backed securities                   	54,595          	75,929	       113,378	      154,115
	Deposits with other banks	                    69,817	          70,215	       134,951	      129,142
	   Total interest income	                    832,878	         815,379	     1,641,759	    1,623,124

Interest expense:
	Deposits                                    	371,056         	374,984       	736,715	      753,355
	Other borrowed funds	                         85,473     	     66,965	       172,718	      124,223
	   Total interest expense	                   456,529	         441,949	       909,433	      877,578

Net interest income                          	376,349	         373,430	       732,326	      745,546
Provision for loan losses	                     10,000	           5,000	        15,000	        7,000

	Net interest income after provision
     for loan losses	                         366,349      	   368,430	       717,326	      738,546

Noninterest income:
	Gain on sale of assets	                        4,657           	9,803	        10,384	       17,112
	Customer service fees	                        41,142	          45,515	        89,383	       70,512
	   Total other income	                        45,799	          55,318	        99,767	       87,624

Noninterest expenses:
	Salaries and employee benefits              	154,491         	145,183	       310,436	      296,803
	Occupancy and equipment	                      36,539	          34,595	        72,434	       70,630
	Deposit insurance premium	                     5,056           	5,062         	9,779	       10,707
	Computer expense	                             19,827          	14,381	        34,376	       27,894
	Service fees                                 	16,688          	13,860	        31,501	       27,708
	Advertising expense	                          14,656          	14,552	        27,984	       29,282
	Professional fees                            	14,874	          22,535	        33,508	       38,365
	Other expense	                                34,064	          30,757	        61,064	       81,896
	   Total other expenses	                     296,195      	   280,925	       581,082	      583,285

Income before income taxes                   	115,953         	142,823        236,011	      242,885
Income tax expense	                            34,040	          58,457	        74,889	       89,730

Net income	                                $   81,913	      $   84,366	    $  161,122	   $  153,155

Basic earnings per share of common stock	  $     0.29	      $     0.29	    $     0.57  	 $     0.53
Weighted average shares outstanding	          279,954      	   290,171	       283,147	      289,573

Diluted earnings per share of common stock	$     0.29	      $     0.28	    $     0.57	   $     0.52
Diluted weighted average share outstanding	   279,954	         296,208	       283,333	      295,610

The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Comprehensive Income
	                                                                 (Unaudited)
	                                                  Three months ended     	Six months ended
	                                                      March 31,              	March 31,
	                                                 1999    	    1998    	    1999    	    1998
Net income	                                    $  81,913	    $  84,366	   $ 161,122	    $ 153,155

Other comprehensive income, net of income tax:
	Unrealized holding gains and (losses)         	  (8,089)	       6,780	     (11,472)	       9,000

Comprehensive income	                          $  73,824	    $  91,146	   $  149,650	   $ 162,155

The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
                                                 	             (Unaudited)
	                                                     Six months ended March 31,
                                                     	    1999       	    1998
Cash flows from operating activities:
Net income	                                            $  161,122	        $ 153,155
Adjustments to reconcile net income to net cash
  provided by (used by) operating activities:
     Depreciation and amortization	                        19,377          	19,769
     Non cash compensation                                	38,994          	53,613
     Other gains and losses, net	                         (10,384)         	(9,803)
     Net realized gains on available for sale securities	       -          	(7,309)
     Increase in insurance receivable	                          -         	(36,496)
     Decrease in accrued interest receivable               	6,172	           9,396
     Decrease in accrued expenses and other liabilities 	 (95,391)        	(17,230)
     (Increase) decrease in other assets	                 (65,544)	         20,969
     Provision for loan loss	                              15,000	           7,000
     Total adjustments	                                   (91,776)	         39,909
Net cash provided by operating activities	                 69,346	         193,064

Cash flows from investing activities:
  Net increase in interest-bearing deposits with banks  	(310,550)       	(158,061)
  Purchases of available for sale securities	          (1,000,127)	       (957,647)
  Proceeds from maturities of available for
     sale securities                                   	1,722,689	       1,590,739
  Proceeds from sales of available for sale securities         	-         	258,653
  Proceed from maturities of held to maturity securities	  50,984          	54,383
  Net increase in loans	                               (2,026,290)     	(3,929,878)
  Net purchases of premises and equipment	                 (6,277)	         (9,316)
Net cash used in investing activities              	   (1,569,571)	     (3,151,127)

Cash flows from financing activities:
  Net increase in savings and NOW deposit accounts       	621,460         	305,460
  Net increase in time deposits	                          910,937         	121,908
  Purchase of 15,000 shares of treasury stock	           (260,000)              	-
  Proceeds from Federal Home Loan Bank advances	                -       	2,500,000
  Dividends paid	                                         (44,499)	        (46,750)
Net cash provided by financing activities	              1,227,898	       2,880,618

Net decrease in cash and due from banks	                 (272,327)        	(77,445)
Cash and due from banks at beginning of period	         1,366,761	       1,494,118
Cash and due from banks at end of period	            $  1,094,434    	$  1,416,673

Interest paid	                                       $    908,220	    $    868,079

Income taxes paid	                                   $    169,954	    $    148,931

The accompanying notes are an integral part of these consolidated financial statements.

-4-

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
March 31, 1999 and 1998


Note 1:  Basis of Presentation

The unaudited information for the three and six months ended March 31, 1999 and March 31, 1998, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 1998. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


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


Note 4:  Earnings Per Common Share

Basic earnings of $0.29 per common share for the three month period and $0.57 for the six month period ended March 31, 1999, were computed by dividing net income by the weighted average number of shares outstanding during the quarter, less Employee Stock Ownership Plan (ESOP) shares and Recognition and
Retention Plan (RRP) shares not committed to be released. The weighted average number of shares outstanding for the periods was 279,954 and 283,147, respectively. Dilutive earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent three-month period were $0.29 per share and $0.57 for the six-month period ended March 31, 1999. A reconciliation of both numerators and denominators of the per share calculations follows:

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
March 31, 1999 and 1998


Note 4:  Earnings Per Common Share, continued

                                      	   Income  	     Shares          	Per-Share
	                                       (Numerator)  	(Denominator)       	Amount
For the Three Months Ended March 31, 1999
Basic EPS,
Income available to common shareholders	$  81,913       	279,954         	$ 0.29
Effect of dilutive securities:
  Incentive stock option plan shares                         		-
Diluted EPS
Income available to common shareholders+
assumed conversions                       	81,913       	279,954           	0.29

For the Six Months Ended March 31, 1999
Basic EPS,
Income available to common shareholders  	161,122       	283,147	           0.57
Effect of dilutive securities:
  Incentive stock option plan shares	                       	186
Diluted EPS
Income available to common shareholders+
assumed conversions                      	161,122       	283,333	           0.57


For the Three Months Ended March 31, 1998
Basic EPS,
Income available to common shareholders   	84,366       	290,171           	0.29
Effect of dilutive securities:
  Incentive stock option plan shares                     		6,037
Diluted EPS
Income available to common shareholders+
assumed conversions	                       84,366       	296,208           	0.28

For the Six Months Ended March 31, 1998
Basic EPS,
Income available to common shareholders  	153,155       	289,573           	0.53
Effect of dilutive securities:
  Incentive stock option plan shares                     		6,037
Diluted EPS
Income available to common shareholders+
assumed conversions                      	153,155       	295,610           	0.52

Home Building Savings Bank, FSB
Notes to Consolidated Financial Statements
March 31, 1999 and 1998
(Concluded)


Note 5:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses decreased $3,000 to $89,000 for the six-month period ended March 31, 1999. Activity in the allowance for loan losses was as follows:

	                           For the six months ended March 31,
                             	     1999     	     1998
	Beginning	                   $   92,000    	$   81,000

	Provision                       	15,000         	7,000
	Charge-offs                    	(18,900)       	(3,200)
	Recoveries	                         900	           200

	Ending                      	$   89,000	    $   85,000

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

Home Building Bancorp, Inc. (the Company) was formed at the direction of Home Building Savings Bank, FSB (the Bank), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at March 31, 1999, and had no significant assets other than its equity investment in the bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan
(ESOP).

Established in 1908, Home Building Savings Bank, FSB is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans, automobile and consumer loans, and to a lesser extent commercial, multifamily and construction real estate loans. The Bank also invests in US government and agency obligations and may invest in other permissible investments.

The Bank's results of operations are primarily dependent upon its net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Bank's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. General economic conditions, the monetary and fiscal policies of federal agencies, and the policies of agencies that regulate financial institutions also affect the operating results of the Bank. Interest rates on competing investments and general market rates of interest influence the Bank's cost of funds. The demand for real estate loans and other types of loans influence lending activities, which in turn is affected by the rates of interest at which loans are offered, general economic conditions affecting loan demand, and the availability of funds for lending activities.

Financial Condition

For the six months ended March 31, 1999, total assets increased approximately $1.3 million to $46.4 million from $45.1 million at September 30, 1998. Cash and due from banks decreased $272,000, while interest-bearing deposits increased $311,000. Net loans receivable increased $2.0 million, to $34.7 million on March 31, 1999 from $32.7 million on September 30, 1998. During the during the six month period the Bank experienced strong mortgage loan growth. Mortgage-backed securities decreased $782,000 to $3,227,000 at March 31, 1999 as repayments continued. Due to the high level of local mortgage originations, no new mortgage backed securities were purchased during the period. During the six-month period other securities increased $86,000 to $1,409,000 at March 31, 1999 compared to September 30, 1998. The increase resulted from the net purchase of callable agency securities. The Company had $4.7 million in securities available for sale and only $177,000 in held to maturity at March 31, 1999.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)


Financial Condition, continued

Liabilities increased by approximately $1.5 million during the six-month period, to $40.4 million at March 31, 1999 from $38.9 million at September 30, 1998. Of the increase, $0.9 million was certificate of deposit growth, while $0.6 million was savings and NOW checking growth. The Bank has maintained steady deposit rates, which are competitive for its marketplace, and has been successful in retaining and slightly increasing deposits since September 30, 1998.

Results of Operations:
Comparison of the three and six months ended March 31, 1999 and 1998.

General. The Company experienced a net profit of $82,000 for the three months and $161,000 for the six months ended March 31, 1999, compared to net profits of $84,000 and $153,000 for the same periods in 1998.

Interest Income. Total interest income increased $17,000, or 2.1%, to $833,000 for the three months ended March 31, 1999, compared to the same period last year. Interest income earned by the Company's loan portfolio increased $57,000 for the three months ended March 31, 1999 compared to a year ago due to higher loan volumes. Lower volumes of mortgage-backed securities and deposits with other banks reduced interest from these sources by a total of $40,000 for the most recent quarter compared to the same quarter a year ago. The sources of interest income reflect the changes in the asset mix, with a higher proportion of assets in loans and less in securities. For the six-month period interest income increased $19,000, or 1.1%, to $1,642,000 compared to $1,623,000 during the first six months of fiscal year 1998.

Interest Expense. Total interest expense increased $15,000, or 3.3%, to $457,000 for the most recent quarter compared to the same quarter a year ago. Interest on deposits decreased slightly, but interest expense on FHLB advances was higher due to the funds borrowed in the second quarter a year ago.

The weighted average cost of savings at March 31, 1999 was 4.27% compared to 4.29% at December 31, 1998. The overall cost of funds, including all FHLB advances, was 4.45% on March 31, 1999 compared to 4.46% on December 31, 1998. These numbers reflect the Bank's ability to keep deposit rates stable despite rising interest rates during the quarter. The Bank is able to compete aggressively for savings funds when adequate spreads on loans or investments are available. FHLB advances have been an effective liability management tool in the past as well.

Net Interest Income. Net interest income, before provision for loan losses, increased $3,000, or 0.8%, to $376,000 for the quarter compared to the same quarter a year ago. As of March 31, 1999 interest-earning assets were 112.9% of interest bearing liabilities.

Local demand for mortgage loans was very strong during the six-month period. Net loans receivable increased $2.0 million to $34.7 million at March 31, 1999 compared to $32.7 million at September 30, 1998. Of the $2.0 million in growth, approximately $277,000 came from installment and auto lending; the remainder was net mortgage loan growth.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)


Net Interest Income, continued

Total deposits increased during the six-month period by approximately $1.5 million to $33.7 million from $32.2 million. The Bank's advances from the FHLB remained unchanged. Additionally, the Company regularly bids on short-term funds, such as short-term public funds. At any time the Company could decline to bid on such funds, and allow them to be withdrawn if acceptable spreads are not available. The Company's liabilities are generally shorter in term and subject to repricing more frequently than assets.

The Company continues to stress consumer and installment lending, shorter-term (15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable securities to respond to changing rates. The Company, as a thrift institution, continues to have exposure to interest rate risk comparable to its peers. Based on the latest available OTS Interest Rate Risk Exposure Report, the net present value of the Bank, as a percent of assets in the +200bp scenario, would be 9.70%.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three-month period ended
March 31, 1999 an additional provision of $10,000 was taken against earnings. The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may require additional reserves as a result of their examinations of the Company, but have not done so. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of March 31, 1999 the Company's allowance for loan losses was $89,000 compared to $92,000 on September 30, 1998. Over the six-month period $18,000 in losses, net of recoveries, were recognized and $15,000 in additions were made to the loan loss reserve.

As of March 31,1999, the Company's nonperforming assets totaled $73,000, or
 .16% of total assets. At the same date, the Company's ratio of allowance for loan losses to nonperforming assets was 121.9%.

Noninterest Income. Noninterest income decreased $10,000, or 17.2%, to $46,000 for the most recent quarter compared to the same quarter a year ago. For the six-month period noninterest income increased $12,000, or 13.9%, to $100,000 for the period. During the most recent quarter both the gains from sale of assets and customer service fees decreased compared to the same quarter a year ago. During the six-month period ending March 31, 1999 increased loan origination fee income exceeded the same period a year ago. The Company does not depend on the regular or periodic sale of assets for income, but during the most recent quarter and the six-month period some investment securities were called at profit to the Bank. Customer services fees increased $18,000, or 26.8%, to $89,000 for the six month period ended March 31, 1999 compared to $71,000 for the same period a year ago.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)


Noninterest Expense. Total noninterest expense increased $15,000, or 5.4%, to $296,000 for the latest quarter compared to $281,000 for the same quarter a year ago. The increases were due to salaries and benefits, computer expense, and other expense. For the six months noninterest expense decreased $2,000, to $581,000 compared to $583,000 for the same period a year ago. The decrease was due to lower professional expenses and other expenses. Compared to the same period a year ago the Bank has added the equivalent of 1 1/2 full time employees.

Income Tax Expense.  Income tax expense was $34,000 for the most recent quarter compared to $58,000 for the same quarter a year ago. For the six months ended March 31, 1999, tax expense was $75,000 compared to $90,000 for the period a year ago. Tax expense reflects the level of profitability for the respective periods.

Liquidity and Capital Requirements. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges, and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments at levels that assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of March 31, 1999, the Bank had cash and due from banks, deposits, and securities available for sale equal to 25.8% of total deposits and FHLB advances.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At March 31, 1999, the Bank had outstanding commitments to extend credit totaling $ 978,000. Management believes loan repayments, deposits, and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, or as an alternative source of liquid funds, but are not relied upon in the regular course of business.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at March 31, 1999, relative to the regulatory capital requirements.

                                    	Amount
	                               (in thousands)     	Percent of Assets
Tier 1 Core Capital	              $ 4,830                	10.44%
Core Capital Requirement         	$ 1,851                 	4.00%
Excess	                           $ 2,979                 	6.44%

Total Capital                    	$ 4,905                	19.89%
Risk-Based Capital Requirement   	$ 1,972                 	8.00%
Excess	                           $ 2,933	                12.89%

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(concluded)

Year 2000

The Corporation has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue. It continues to implement a Plan, which addresses both systems used at the Bank subsidiary offices themselves and the status of vendors on whom the Bank relies for data and transaction processing. A service bureau does most of the Bank's data processing. To date, representations by these vendors and testing done with them lead management to believe the Corporation is substantially compliant for Year 2000. The Corporation continues to closely monitor the remaining portions of the Plan. After review, the Bank has not identified any problems related to customer credits concerning Year 2000. To date, costs associated with Year 2000 preparations have not varied from the $10,000-$15,000 anticipated and are not material.


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

PART II. OTHER INFORMATION




Item 4.	Submission of Matters to a Vote of Security Holders

(a) Annual meeting held January 18, 1999
(b) Continuing Directors
   	Bruce A. Beesley
	   C. Darrell Deem, DDS
	   Gregory L Haag
	   Thomas L Hagel
	   James E. Scheid
	   Blake L. Chambers (elected at meeting)
	   Larry G. Wilson (elected at meeting)
(c) Election of Directors
 		 Name of Nominee               	      For      	Withheld
	 	 Blake L. Chambers (3-year term)	   243,437     	5,463
		  Larry G. Wilson (3-year term)	     243,437     	5,463

		  Further, 248,450 votes were cast for the ratification of Kemper CPA Group,
    LLC as the Company's independent auditors for the fiscal year ending
    September 30, 1999.  There were 0 votes cast against ratification with
    450 abstaining.
(d) Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

   	(a)	Exhibits

      		Exhibit 27:	Financial Data Schedules (electronic filing only)

   	(b)	There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 				  	HOME BUILDING BANCORP, INC.
		                                   			Registrant



Date:   5/14/99                       		/s/ Bruce A. Beesley
						                                  Bruce A. Beesley, President and Chief
				                                 		 Executive Officer (Duly Authorized
                                        Officer)



Date:   5/14/99                   	    	/s/ Debra K. Shields
			                                  			Debra K. Shields, Vice President and
                                 						 Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

INDEX OF EXHIBITS



Exhibit	Description

27	Financial Data Schedules (electronic filing only)
  	For six month period ended March 31, 1999