Form 10QSB
period 1999-06-30
HOME BUILDING BANCORP INC
filed 1999-08-12
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days.   {X}Yes{  } No

As of August 11, 1999 there were 331,660 shares of the Registrant's common stock issued and outstanding. Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Transitional Small Business Disclosure Format:
{ } Yes          {X} No
<page



HOME BUILDING BANCORP, INC.

                                  INDEX


                      Part I. Financial Information	                  Page

	Item 1. Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at June 30, 1999 	      1
	  and September 30, 1998

	Consolidated Statements of Income for the three and nine months       	2
	  ended June 30, 1999 and 1998

	Consolidated Statements of Comprehensive Income for the three	         3
	  and nine months ended June 30, 1999 and 1998

	Consolidated Statements of Cash Flows for the nine months ended	       4
	June 30, 1999 and 1998

	Notes to Consolidated Financial Statements		                           5

	Item 2.  Management's Discussion and Analysis of Financial Condition 	 8
	and Results of Operations

Part II. Other Information		                                           12

	Signatures			                                                         13

	Index of Exhibits	                                                   	14

                          Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition

                                                            	(Unaudited)
                                                     	June 30,         	Sept. 30,
	                                                       1999         	    1998
ASSETS
Cash and due from banks	                             $  944,314	      $  1,366,761
Interest-bearing deposits with banks                 	5,771,675         	4,238,977
Securities available for sale	                        4,619,997         	5,443,539
Securities held to maturity, fair market
   value of $153,000  at June 30, and
   $230,000 at Sept. 30                                	152,357           	228,059
Loans receivable, net of allowance for loan
   losses of $86,000 at June 30, and $92,249
   at Sept. 30                                      	36,008,229        	32,659,339
Accrued interest receivable                            	222,638           	226,102
Premises and equipment	                                 745,720           	759,343
Other assets	                                           318,169	           180,465
     Total assets	                                  $48,783,099	       $45,102,585

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits	                           $11,574,769	       $10,713,887
Other time deposits	                                 23,915,886	        21,452,629
     Total deposits	                                 35,490,655	        32,166,516

Advances from Federal Home Loan Bank	                 6,827,415         	6,327,415
Accrued expenses and other liabilities	                 341,905	           436,809
     Total liabilities	                              42,659,975	        38,930,740
Shareholders' equity:
   Common stock, $.01 par value,
      1 million shares authorized,
      331,660 issued and outstanding	                     3,317             	3,317
   Additional paid-in capital                        	3,098,062         	3,088,095
   Treasury stock, at cost                            	(605,000)         	(345,000)
   Retained earnings                                 	3,821,783	         3,618,107
   Net unrealized gain on available for
      sale securities, net of deferred tax of
      $17,440 at June 30, and $13,827 at Sept. 30	      (26,160)	           20,741
   Unearned ESOP & recognition and retention shares	   (168,878)	         (213,415)
     Total shareholders' equity	                      6,123,124	         6,171,845
     Total liabilities and shareholders' equity	    $48,783,099	       $45,102,585

The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Income
                                                            (Unaudited)
                                          	Three months ended	       Nine months ended
	                                                June 30,                	June 30,
	                                           1999    	    1998    	    1999    	    1998
Interest income:
	Loans receivable	                       $ 681,355	   $ 644,989	   $2,020,169 	$ 1,880,978
	Investments	                               34,484      	40,605       	89,100	     144,483
	Mortgage-backed securities	                47,829	      75,341	      161,207	     229,456
	Deposits with other banks                  82,595	      53,940	      217,546	     183,082
	Total interest income	                    846,263	     814,875	    2,488,022	   2,437,999

Interest expense:
	Deposits	                                 369,695	     378,178    	1,106,410	   1,131,503
	Other borrowed funds	                      85,329	      87,769	      258,047	     211,992
	Total interest expense	                   455,024	     465,917	    1,364,457	   1,343,495

Net interest income                       	391,239     	348,958    	1,123,565	   1,094,504
Provision for loan losses	                      -   	    10,000	       15,000	      17,000

	Net interest income after provision
    for loan losses	                       391,239	     338,958    	1,108,565	   1,077,504

Noninterest income:
	Gain on sale of assets                        	12	         126       	10,396	      17,238
	Customer service fees	                     46,156	      65,298	      135,539	     135,810
	Total other income	                        46,168	      65,424	      145,935	     153,048

Noninterest expenses:
	Salaries and employee benefits	           159,279     	163,643      	469,715	     460,446
	Occupancy and equipment                   	34,948      	36,432      	107,382	     107,062
	Deposit insurance premium	                  5,188       	5,526       	14,967	      16,233
	Computer expense                           	9,961      	13,059       	44,337	      40,953
	Service fees	                              14,794      	12,870       	46,295	      40,578
	Advertising expense                       	16,223      	13,938       	44,207	      43,220
	Professional fees                          	9,996      	17,714       	43,504	      56,079
	Other expense                        	     30,644 	     36,966	       91,708	     118,862
	Total other expenses                  	   281,033	     300,148	      862,115	     883,433

Income before income taxes                	156,374	     104,234      	392,385	     347,119
Income tax expense	                         47,073	      27,254	      121,962	     116,984

Net income	                              $ 109,301	    $ 76,980	    $ 270,423 	  $ 230,135

Basic earnings per share of common stock	$    0.39	    $   0.26	    $    0.96	   $    0.79
Weighted average shares outstanding	       281,056	     291,367	      283,157	     290,173

Diluted earnings per share of
   common stock 	                        $    0.39	    $   0.26	    $    0.96	   $    0.78
Diluted weighted average shares
   outstanding	                            281,056	     296,381	      283,157	     295,187

The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Comprehensive Income

                             	                                 (Unaudited)
	                                              Three months ended	       Nine months ended
	                                                    June 30,                 	June 30,
	                                              1999     	    1998     	   1999     	    1998

Net income	                                 $ 109,301	     $ 76,980	   $ 270,423	    $ 230,135

Other comprehensive income,
     net of income tax:
	Unrealized holding gains and (losses)	       (35,429)	       3,903	     (46,901)	      12,903

Comprehensive income	                       $  73,872     	$ 80,883	   $ 223,522	    $ 243,038





The accompanying notes are an integral part of these consolidated financial statements.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
                                          	                   (Unaudited)
                                                     	Nine months ended June 30,
	                                                   1999               	    1998
Cash flows from operating activities:
Net income	                                      $  270,423	            $  230,135
Adjustments to reconcile net income to net cash
  provided by (used by) operating activities:
     Depreciation and amortization	                  29,040	                29,594
     Non cash compensation                          	54,504                	78,890
     Other gains and losses, net	                   (10,396)               	(9,929)
     Net realized gains on available-
       for-sale securities	                              -                 	(7,309)
     Decrease in insurance receivable	                   -                  	1,950
     Increase in accrued interest receivable	         3,464               	(12,980)
     Increase (decrease) in accrued expenses
       and other liabilities                       	(70,977)	               26,092
     (Increase) decrease in other assets          	(109,867)              	(24,217)
     Provision for loan loss	                        15,000           	     17,000
     Total adjustments	                             (89,232)	               99,091
Net cash provided by operating activities	          181,191	               329,226

Cash flows from investing activities:
Net increase (decrease) in interest-bearing
     deposits with banks                        	(1,532,698)	              177,947
Purchases of available-for-sale securities	      (1,300,127)	             (957,647)
Proceeds from maturities of available-
     for-sale securities                         	2,035,400             	1,897,224
Proceeds from sales of available-
     for-sale securities                                	-                	258,653
Proceed from maturities of held-to-
     maturity securities	                            75,702	                82,263
Net increase in loans                           	(3,363,890)           	(4,583,790)
Net purchases of premises and equipment	            (15,417)         	     (10,560)
Net cash used in investing activities	           (4,101,030)	           (3,135,910)

Cash flows from financing activities:
Net increase in savings and NOW deposit accounts   	860,882               	243,859
Net increase (decrease) in time deposits	         2,463,257	              (117,848)
Net decrease in securities sold under
    agreements to repurchase	                      (260,000)                    	-
Proceeds from Federal Home Loan Bank advances	      500,000             	2,500,000
Dividends paid	                                     (66,747)	              (70,124)
Net cash provided by financing activities	        3,497,392           	  2,555,887

Net decrease in cash and due from banks           	(422,447)             	(250,797)
Cash and due from banks at beginning of period 	  1,366,761	             1,494,118
Cash and due from banks at end of period	       $   944,314	           $ 1,243,321


Cash paid for:
Interest	                                       $ 1,370,849	           $ 1,330,072

Income taxes	                                   $   220,234	           $   180,831



The accompanying notes are an integral part of these consolidated financial statements.

-4-
Home Building Bancorp, Inc.
Washington, Indiana
Notes to Consolidated Financial Statements
June 30, 1999 and 1998

Note 1:  Basis of Presentation

The unaudited information for the three and nine months ended June 30, 1999 and June 30, 1998, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Home Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 1998. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Home Building Bancorp, Inc., the Bank, and the Bank's subsidiary, White River Service Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.


Note 3:  Stock Conversion

On February 7, 1995, Home Building Bancorp, Inc. began trading as a public company on the Nasdaq SmallCap Market. The Company issued 322,000 shares,
$.01 par value common stock, for proceeds of $2,858,862 net expenses of approximately $361,000. The Bank converted to a federal stock savings bank following the formation of the holding company and received proceeds of $1,432,853 in exchange for all its common stock. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests. In February 1998, the Company's stock listing was moved from the NASDAQ SmallCap Market to NASDAQ's OTC Electronic Bulletin Board under the symbol "HBBI".


Note 4:  Earnings Per Common Share

Basic earnings of $0.39 per common share for the three-month period and $0.96 for the nine-month period ended June 30, 1999, were computed by dividing net income by the weighted average number of shares outstanding during the quarter, less Employee Stock Ownership Plan ("ESOP") shares and Recognition and Retention Plan ("RRP") shares not committed to be released. The weighted average number of shares outstanding for the periods was 281,056 and 283,157, respectively. Diluted earnings per share are consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent three-month period were $0.39 per share and $0.96 for the nine-month period ended June 30, 1999. A reconciliation of both numerators and denominators of the per share calculations follows:

Home Building Bancorp, Inc
Washington, Indiana
Notes to Consolidated Financial Statements
June 30, 1999 and 1998
(continued)

Note 4:  Earnings Per Common Share, continued

                                           	Income	         Shares	     Per-Share
	                                          (Numerator)	  (Denominator)	    Amount
For the Three Months Ended June 30, 1999
Basic EPS,
Income available to common shareholders     	  $109,301    	281,056	       $0.39
Effect of dilutive securities:
  Incentive stock option plan shares	                            	-
Diluted EPS
Income available to common shareholders+
assumed conversions	                           $109,301	    281,056	       $0.39

For the Nine Months Ended June 30, 1999
Basic EPS,
Income available to common shareholders	       $270,423    	283,157	       $0.96
Effect of dilutive securities:
  Incentive stock option plan shares                            		-
Diluted EPS
Income available to common shareholders+
assumed conversions	                           $270,423	    283,157       	$0.96


For the Three Months Ended June 30, 1998
Basic EPS,
Income available to common shareholders        	$76,980    	291,367       	$0.26
Effect of dilutive securities:
  Incentive stock option plan shares                        		5,014
Diluted EPS
Income available to common shareholders+
assumed conversions	                            $76,980    	296,381       	$0.26

For the Nine Months Ended June 30, 1998
Basic EPS,
Income available to common shareholders       	$230,135	    290,173       	$0.79
Effect of dilutive securities:
  Incentive stock option plan shares                        		5,014
Diluted EPS
Income available to common shareholders+
assumed conversions                           	$230,135    	295,187	       $0.78


Home Building Bancorp, Inc
Washington, Indiana
Notes to Consolidated Financial Statements
June 30, 1999 and 1998
(concluded)

Note 5:  Allowance for Loan Losses and Loan Loss Provision

Activity in the allowance for loan losses was as follows:

                 	              For the nine months ended June 30,
	                                       1999     	     1998
   	Beginning                       	$  92,249     	$  77,039

   	Provision	                          15,000            	-
   	Charge-offs                       	(24,277)           	-
   	Recoveries	                          3,133  	          -

   	Ending                          	$  86,105	     $  77,039

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had not engaged in any material operations at June 30, 1999, and had no significant assets other than its equity investment in the Bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan ("ESOP").

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

The Bank's results of operations are primarily dependent upon its interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Bank's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. General economic conditions, the monetary and fiscal policies of federal agencies, and the policies of agencies that regulate financial institutions also affect the operating results of the Bank. Interest rates on competing investments and general market rates of interest influence the Bank's cost of funds. The demand for real estate loans and other types of loans influence lending activities, which in turn is affected by the rates of interest at which loans are offered, general economic conditions affecting loan demand, and the availability of funds for lending activities.

Changes in Financial Condition from June 30, 1999 to September 30, 1998

For the nine months June 30, 1999, total assets increased approximately $3.7 million to $48.8 million from $45.1 million at September 30, 1998. This increase in total assets was the result of a $3.3 million increase in net loans receivable to $36.0 million at June 30, 1999 from $32.7 million at September 30, 1998. Net loans receivable increased as a result of strong demand in the Bank's primary market area for mortgages to purchase homes and for the refinancing of existing home mortgages. The increase in net lending was funded by a reduction in cash balances, the use of funds from payments received from the Bank's securities portfolio, retail deposit growth, and an increase in advances from the Federal Home Loan Bank ("FHLB") of Indianapolis. Interest-bearing deposits with banks also increased as the Bank invested short-term, public funds deposits.

Liabilities increased by approximately $3.7 million, to $42.7 million at June 30, 1999 from $39.0 million at September 30, 1998. Savings and NOW deposits increased approximately $800,000 net; time deposits increased approximately $2.4 million; and FHLB advances increased $500,000. The Bank has maintained steady, competitive market rates on deposits during the nine-month period ended June 30, 1999. The Bank regularly bids on deposits from local governmental entities as a source of short-term funds. However, no assurances can be made that the Bank will be successful in increasing or retaining its deposits in the future.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Results of Operations for the three and nine months ended June 30, 1999 and 1998.

General. The Company experienced a net profit of $109,000 for the three months and $270,000 for the nine months ended June 30, 1999, respectively, compared to net profits of $77,000 and $230,000 for the same periods in 1998.

Interest Income. Total interest income increased $31,000, or 3.9%, to $846,000 for the three months ended June 30, 1999 compared to the same period last year. Interest income earned by the Company's loan portfolio increased $36,000 for the three months ended June 30, 1999 compared to a year ago due to a higher loan volume. Lower average balances of mortgage-backed securities and other investments resulted in a decline in interest income from these assets by $34,000 for the quarter ended June 30, 1999 compared to the same quarter a year ago. Due to increases in deposits with other banks, interest income from this source increased $29,000 for the quarter ended
June 30, 1999 compared to the same quarter in 1998. The Bank continues to profit from positive spreads earned on large public funds deposits. For the nine-month period ending June 30, 1999, total interest income increased $50,000, or 2.1%, to $2,488,000, compared to $2,438,000 for the nine month period ended June 30, 1998.

Interest Expense. Total interest expense decreased $11,000, or 2.4%, to $455,000 during the quarter ended June 30, 1999, compared to the same quarter a year ago. During the quarter FHLB advances increased $500,000. The weighted average cost of deposits at June 30, 1999 was 4.03%, compared to 4.27% at March 31, 1999. The overall cost of funds, including FHLB advances, was 4.34% at June 30, 1999 compared to 4.45% at March 31, 1999. These numbers reflect the ability of the Bank to maintain steady deposit interest rates, and even lower the rates paid on some types of checking accounts without losing market share. The Bank is able to compete aggressively for deposits when spreads on loans or investments are adequate, and FHLB advances have been an effective liability management tool.

Net Interest Income. Net interest income, before provision for loan losses, increased $42,000, or 12.1%, to $391,000 for the quarter ended June 30, 1999 compared to the same quarter a year ago. As of June 30, 1999, interest-earning assets were 109.5% of interest-bearing liabilities.

Local demand for mortgage loans remained very strong during the nine-month period ended June 30, 1999. Net loan receivable increased $3.3 million to $36.0 million at June 30, 1999, compared to $32.7 million at September 30, 1998. Of the $3.3 million growth in loans, $2.8 million was in mortgage loans, and the remainder in automobile, consumer and commercial loans.

Total deposits increased during the nine-month period ended June 30, 1999 by approximately $3.3 million to $35.5 at June 30, 1999 million from $32.2 million at September 30, 1998. The Company regularly bids on short-term public deposits, and at June 30, 1999, these funds had increased $2.8 million compared to September 30, 1998. At any time the Company could decline to bid on such funds, and allow them to be withdrawn if acceptable spreads are not available. The Company's liabilities are generally shorter in term and subject to repricing more frequently than assets. The Bank's advances from the FHLB increased $500,000 during the nine-month period ended June 30, 1999.

The Company continues to stress consumer and installment lending, shorter (15 years and under) fixed rate mortgage loans, and commercial loans. During the quarter ended June 30, 1999, the Bank hired an experienced commercial bank loan officer to increase the Bank's ability to make small commercial loans to small businesses and self-employed persons. The Company, as a thrift institution, continues to have exposure

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

to interest rate risk comparable to its peers. Based on the latest available Office of Thrift Supervision ("OTS") Interest Rate Risk Exposure Report, the net present value of the Bank, as a percent of assets in the +200bp scenario, would be 9.81%.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three-month period ending June 30, 1999 no additional provision was made against earnings. The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable institutions. Federal regulators may require additional reserves as the result of their examinations of the Company, but have not done so. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of June 30, 1999 the Company's allowance for loan losses was $86,000 compared to $92,000 at September 30, 1998. Over the nine-month period ended June 30, 1999, $21,000 in losses, net of recoveries, were recognized and $15,000 in additions were made to the loan loss reserve.

As of June 30, 1999, the Company's nonperforming assets totaled $38,000, or
 .08% of total assets. At the same date, the Company's ratio of allowance for loan losses to nonperforming assets was 226.3%.

Noninterest Income. Noninterest income decreased $19,000, or 29.2%, to $46,000 for the quarter ended June 30, 1999 compared to the same quarter a year ago. The reduction was due to lower fee income from the Bank's service corporation subsidiary. For the nine-month period ending June 30, 1999, noninterest income decreased $7,000, or 4.6%, to $146,000. During the nine-month period ended June 30, 1999, gains from the sale of assets were $10,000 compared to $17,000 for the same period a year ago. Customer service fees were unchanged.

Noninterest Expense. Total noninterest expense decreased $19,000, or 6.3%, to $281,000 for the latest quarter ended June 30, 1999 compared to $300,000 for the same quarter a year ago. For the nine months ended June 30, 1999 noninterest expense decreased $21,000, or 2.4%, to $862,000 compared to $883,000 for the same period a year ago. The reductions for both the latest quarter and the fiscal year to date came from lower computer expense, professional fees, and miscellaneous expense.

Income Tax Expense. Income tax expense was $47,000 for the quarter ended
June 30, 1999 compared to $27,000 for the same quarter a year ago. For the nine months ended June 30, 1999, tax expense was $122,000 compared to $117,000.
Tax expense reflects the level of profitability for the respective periods.

Liquidity and Capital Requirements. The Company's main sources of funds are deposits, loan and investment repayments, fees and service charges, and FHLB advances. Federal regulations require the Bank to maintain cash and eligible investments at levels that assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of June 30, 1999, the Bank had cash and due from banks, deposits, and securities available for sale equal to 26.8% of total deposits and FHLB advances.

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

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

At June 30, 1999 the Bank had outstanding commitments to extend credit totaling $1,867,000. Management believes loan repayments, deposits, and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment and lending opportunities, or as an alternative source of liquid funds.

The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at June 30, 1999, relative to the regulatory capital requirements.

                                         Amount
                                     (in thousands)       Percent of Assets
Tier 1 Core Capital	                     $4,842                	10.02%
Core Capital Requirement	                $1,933                 	4.00%
Excess	                                  $2,909                 	6.02%

Total Capital	                           $4,928	                19.13%
 Risk- Based Capital Requirement	        $2,061                 	8.00%
Excess	                                  $2,867                	11.13%


Year 2000

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue. It continues to implement a plan which addresses both systems used at the Bank's subsidiary offices themselves and the status of vendors on whom the Bank relies for data and transaction processing. A service bureau does most of the Bank's data processing. To date, representations by these vendors and testing done with them lead management to believe the Corporation is substantially compliant for Year 2000. After review, the Bank has not identified any problems related to customer credits concerning Year 2000. To date, costs associated with Year 2000 preparations have not varied from the $10,000- $15,000 anticipated and are not material.

Forward Looking Statements

When used in this Quarterly Report on Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project', "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART II. OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

   		Exhibit 27:	Financial Data Schedule (electronic filing only)

	(b)	There were no reports on Form 8-K filed during the
     quarter ended June 30, 1999.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      					HOME BUILDING BANCORP, INC.
                                      					Registrant



Date:     8/11/99                    					/s/	Bruce A. Beesley
                                          Bruce A. Beesley, President and
                                          Chief Executive Officer (Duly
                                          Authorized Officer)



Date:     8/11/99                         /s/ Debra K. Shields
	                                    					Debra K. Shields, Vice President and
				                                   		 Chief Financial Officer (Principal
                                          Financial and Accounting Officer)





-13-
INDEX OF EXHIBITS



Exhibit		Description

27	Financial Data Schedule (electronic filing only)