Form 10KSB40
period 1999-09-30
HOME BUILDING BANCORP INC
filed 1999-12-28
CIK 930594

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999
	OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number:   0-24896

HOME BUILDING BANCORP, INC.
(Name of small business issuer in its charter)

          Indiana            	 	          35-1935840
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

  200 East Van Trees Street, Washington, Indiana 					  47501
    (Address of principal executive offices)							(Zip Code)

	Registrant's telephone number, including area code     (812) 254-2641

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State the issuer's revenues for its most recent fiscal year:  $3.5 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of December 27, 1999, was $4.2 million.
(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 27, 1999, there were issued and outstanding 331,660 shares of the Registrant's Common Stock.

	DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999.
Part III of Form 10-KSB - Portions of the Proxy Statement for the Annual
Meeting of Stockholders held in January 2000.
Transitional Small Business Disclosure Format (check one):  Yes      ; No   X  .

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

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Impact of the Year 2000

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed implementation plans to address the issue. The Company's basic data processing is performed by a data service bureau. The Company also relies on various vendors to provide data related services, including ATM/debit card processing, and check processing. The Company has contacted each vendor and monitored each one to determine their progress toward Y2K compliance. The Company has been informed by its primary service providers that all reprogramming efforts have been completed and tested. The Company, as a part of its plan, participated in these tests as well as communications testing. Under its plan, management identified certain hardware and software equipment that was not Year 2000 compliant. These items have been replaced and tested. These capital expenditures, along with the costs associated with testing, totaled approximately $40,000. Although, the Company believes it has taken all reasonable steps to assure Y2K compliance, it cannot guarantee its operations will not be affected. However, based on its progress to date and the remaining steps to be completed before December 31, 1999, the Company does not anticipate any material operational problem or expense to occur due to the Y2K issue.

	PART I

Item 1.  Description of Business

General

Home Building Bancorp, Inc. (the "Company"), an Indiana corporation, was formed in September 1994 to act as the holding company for Home
Building Savings Bank, FSB (the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Conversion was completed on February 7, 1995. All references to the Company, unless otherwise indicated, at or before February 7, 1995 refer to the Bank. The Company's common stock trades on The NASDAQ Stock Market Bulletin
Board under the symbol "HBBI."

At September 30, 1999, the Company had $48.9 million of assets and stockholders' equity of $6.2 million (or 12.68% of total assets).

The Bank is a federally chartered stock savings bank headquartered in Washington, Indiana. The Bank is a member of the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). Its deposits are insured up to applicable limits by the FDIC, which is backed by the full faith and credit of the United States Government.

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

The Company's revenues are derived principally from interest on mortgage, consumer and commercial loans, interest on investment and mortgage-backed securities, interest on time deposits at other banks, and service fee income.

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

The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, consumer loans (including automobile loans), and to a significantly lesser extent, commercial business, construction, multi-family and commercial real estate loans. Substantially all of the Company's loans are originated in its primary market area. In April 1999 the Company recruited an experienced commercial loan officer, who will expand the services and products offered to self-employed and small business owners in the Company's lending area. At September 30, 1999, the Company's net loans receivable totaled $36.8 million.

The Executive Committee of the Bank is responsible for review of all mortgage loan applications. The Executive Committee currently consists of three board members: President Bruce A. Beesley and Directors James E. Scheid and Gregory Haag. The Executive Committee generally meets monthly to review loan applications. Individual loan officers and the Executive Committee each have authority, up to individually authorized lending limits, to approve loans.

The Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At September 30, 1999, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $720,000. At September 30, 1999, the Bank had no loans with aggregate outstanding balances in excess of this amount. The Company's largest lending relationship at that date consisted of six loans to a single borrower totaling $ 396,000 secured by a first mortgage on the borrower's residence and commercial inventory, equipment and account receivables. The Company had only five other loans or lending relationships in excess of $150,000 at September 30, 1999. All of these loans are currently performing in accordance with their repayment terms. Management reserves the right to change the amount or type of lending in which it engages to adjust to market or other factors.

Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

		                                                    At September 30,
							                                       1999                       1998
						                                 Amount       Percent       Amount  	    Percent
							                                             (Dollars in Thousands)
Real Estate Loans:
 One- to four-family	                 $28,900        77.7%        $26,869       81.6%
 Residential construction	                469         1.3             111         .3
 Multi-family and commercial	           1,540         4.2             328        1.0
     Total real estate loans	          30,909        83.2          27,308       82.9

Other Loans:
 Consumer Loans:
  Automobile	                           1,904         5.1           1,751        5.3
  Home equity/home improvement/2nd
      mortgages.....                    2,701         7.3           2,669        8.1
  Unsecured	                              244         0.6             346        1.1
  Deposit account	                        614         1.6             570        1.7
     Total consumer loans	              5,463        14.6           5,336       16.2
 Commercial business loans	               813         2.2             301        0.9
     Total other loans	                 6,276        16.8           5,637       17.1
 Total loans receivable, gross	        37,185       100.0%         32,945      100.0 %

Less:
 Loans in process	                        192                         127
 Deferred fees and discounts	              64                          67
 Allowance for losses	                     86                          92
 Total loans receivable, net	        $ 36,843                     $32,659

During the 1999 fiscal year, the Company's percentage of fixed-rate loans increased from the prior fiscal year. The following table presents the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

				                                    				            At September 30,
                                         								1999	                		1998
					                                	  	Amount        Percent    Amount     Percent
		                                            						(Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family	                  $ 23,102       62.1 %     $ 19,306      58.6 %
  Residential construction	                  469        1.3            111        .3
  Multi-family and commercial	             1,540        4.2            328       1.0
     Total real estate loans	             25,111       67.6         19,745      59.9

 Consumer	                                 5,463       14.6          5,336      16.2
 Commercial business	                        813        2.2            301       0.9
     Total fixed-rate loans	              31,387       84.4         25,382      77.0

Adjustable-Rate Loans:
 Real estate:
  One- to four-family	                     5,798       15.6          7,563      23.0
     Total adjustable-rate loans	          5,798       15.6          7,563      23.0
     Total loans receivable, gross	       37,185      100.0 %       32,945     100.0 %

Less:
 Loans in process	                           192                       127
 Deferred fees and discounts	                 64                        67
 Allowance for loan losses	                   86                        92
    Total loans receivable, net	        $ 36,843                   $32,659


The following table presents the contractual maturities of the Company's loan portfolio at September 30, 1999. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or due-on-sale clauses.

  			                          Real Estate
              ______________________________________________
                               Multi-family
 		                 One- to	        and        Residential		               Commercial
			                Four-Family   Commercial    Construction     Consumer    Business   	  Total
							                                               (In Thousands)
   Due During
 Periods Ending
 September 30,
2000.............    $    30     $     0         $  469        $  1,529    $    584     $   2,612
2001 through 2004      1,330          87              0           2,064         217         3,698
2005 and following	   27,540       1,453              0           1,870          12        30,875
  Total	.........   $ 28,900      $1,540         $  469         $ 5,463    $    813     $  37,185

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after September 30, 2000 which have fixed interest rates is $29.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $5.3 million.

One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts (which include radio, newspaper and direct mail), its present customers, walk-in customers and referrals from real estate brokers. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on
owner-occupied, single-family residences in its market area.   At September 30,
1999, such loans constituted 78.5% of the Company's gross loans receivable, down from 81.6% at September 30, 1998.

The Company currently offers fixed-rate and ARM loans. For the year ended September 30, 1999, the Company originated $229,000 of adjustable-rate real estate loans secured by one- to four-family residential real estate. During the same period, the Company originated $8.71million of fixed-rate one- to four-family real estate loans. The Company's one- to four-family residential mortgage originations are secured by properties located in its primary market area.

The Company currently originates ARM loans generally with a term of 15 to 20 years, however, the Company does offer ARM loans with up to a maximum term of 30 years. The Company currently offers one, three and five year ARM loans with a stated interest rate margin over the Constant Maturity Treasury Index. The one and three year ARMs generally provide for a 2.0% annual cap and a lifetime cap of 6.0% over the initial rate. The five-year
ARMs generally provide for a 3.0% annual cap and a lifetime cap of 6.0% over the initial rate. Currently, all ARM loans originated provide for a "floor," equal to the interest rate of the loan on the date of its origination, below which the rate charged may not fall, although in previous years loans originated by the Company did not have such a feature.

As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company originates ARMs that may have an initial interest rate that is lower than the sum of the specified index plus the margin. Borrowers with ARM loans are qualified at the fully indexed rate.

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

In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are generally appraised by local appraisers. The Company requires borrowers to obtain an attorney's opinion or certificate of title, casualty insurance and flood insurance (if appropriate) in an amount not less than the amount of the loan.

Residential Construction Lending. The Company makes construction loans to individuals for the construction of their residences and, from time to time, to established builders for the construction of residential homes without an underlying sales contract. At September 30, 1999, all of the Company's construction loans were secured by property located within the Company's market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to six months. These construction loans have rates and terms which match any one- to four-family loans then offered by the Company, except that during the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single family construction loans is generally 80%. Residential construction loans are generally under-written pursuant to the same guidelines used for originating permanent residential loans.

Construction loans are obtained primarily from existing customers. The application process includes a submission to the Company of plans and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

Construction lending is generally considered to involve a greater degree of risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developments, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor.
The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property that is not adequate to service the total debt. In such cases, the Company may be required to modify the terms of the loan.

Consumer Lending. Management considers consumer lending to be an important component of its asset/liability management strategy. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus helping to reduce the Company's exposure to changes in interest rates, and carry higher rates than do residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report. In addition, management believes that offering consumer loan products helps expand and create stronger ties to its existing customer base. Currently consumer loans comprise the second largest component of the Company's loan portfolio, accounting for, at September 30, 1999, 14.6% of the Company's gross loans receivable, down from 16.2% at September 30, 1998.

The Company offers a variety of secured consumer loans, including automobile loans (on both new and used automobiles), home improvement and home equity loans and loans secured by savings deposits. The Company also offers unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area.

The Company originates consumer loans solely on a direct basis. Direct loans are made when the Company extends credit directly to the borrower, in contrast to indirect loans, which are obtained when loan contracts are purchased by a bank or other institution from retailers who have extended credit to their customers for goods or services.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low ($34,418, or approximately 0.63% of the Company's consumer loan portfolio at September 30, 1999), there can be no assurance that delinquencies will not increase in the future. See "Asset Quality - Non-Performing Assets."

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

The Company recognizes the generally increased credit risks associated with commercial business lending. The Company's commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis. In April, 1999 the Bank hired an experienced commercial loan officer to increase the volume of its commercial loan portfolio and help assure appropriate documentation.

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

Appraisals on properties securing multi-family and commercial real estate property loans originated by the Company generally are performed by either an in-house appraiser or an outside fee appraiser at the time the loan is made. Appraisals on multi-family and commercial real estate loans are generally reviewed by the Company's Executive Committee. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and guarantees are generally required for the Company's multi-family and commercial real estate loans.Loans secured by commercial real estate and multi-family properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

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

At September 30, 1999, the Company had outstanding commitments for mortgage loans, home equity lines of credit and commercial business loans of approximately $1.4 million. The Company invests its excess funds in mortgage-backed securities and bonds issued by U.S. government agencies, other securities, and deposits with other banks. See Note 2 of the Notes to Consolidated Financial Statement. See "Debt and Equity Securities."

The Company does not currently service loans for other entities.

The following table presents the loan origination and repayment activities of the Company and the purchase, sale and repayment activities of the Company's mortgage-backed securities for the periods indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

							                                   	  Year Ended September 30,
								                                     1999        	       1998
								                                           (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family	        $  229             $   302

 Fixed rate:
  Real estate
       - one- to four-family	                8,713               7,793
       - multi-family and commercial	          848                 326
       - residential and other construction	   357                 332
Non-real estate - consumer	                  4,120               3,356
         Total fixed-rate	                  14,038              11,807
         Total loans originated	            14,267              12,109

Purchases:
  Total mortgage-backed securities purchased	    0                   0

Sales and Repayments:
  Total mortgage-backed securities sold	          0               (259)
         Total sales	                             0               (259)
  Principal repayments	                     (10,594)            (7,962)
         Total reductions	                  (10,594)            (8,221)
Increase (decrease) in other items, net	       (730)              (724)
         Net increase	                    $   2,943           $  3,164

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

The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts that are overdue.

                         					Loans Delinquent For:
			                     60-89 Days	   	       90 Days and Over            Total Delinquent Loans
					                            Percent			                 Percent	           		           Percent
                           					 of Loan		       	          of Loan		           	           of Loan
                   Number Amount Category	    Number Amount Category   	 Number   Amount    Category
                              							 (Dollars in Thousands)
One-to four-family    3   $  113  0.39%         3    $  111  0.38%          6     $ 224     0.77%
Consumer	             5       19  0.35          1        18  0.33           6        37     0.68
   Total	             8    $ 132  0.38%         4     $ 129  0.37%         12     $ 261     0.75%

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. All loans delinquent 90 days and over are placed on non-accrual status. Loans are also placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed in-substance foreclosed at September 30, 1999.

                          								               At September 30,
								                                  1999                   1998
 							                                     (Dollars in Thousands)
Non-accruing loans:
  One- to four-family	                  $  111                 $   48
  Consumer	                                 18                     98
     Total	                                129                    146

Total non-performing assets	             $ 129                  $ 146
       Non-performing assets as a
          percentage of total assets	      .26%                   .32%

For the year ended September 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was $13,773, none of which was included in interest income.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September
 30, 1999, the Company had classified a total of $129,530 of its assets as substandard, none as doubtful, none as loss and the Company had designated $55,993 as special mention. At September 30, 1999, total classified assets comprised $129,530, (without special mention) or 2.10% of the Company's capital, or 0.26% of the Company's total assets.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 1999, there was also an aggregate of $5,025 in net book value of loans secured by four single family residences with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Management considered these loans in establishing the Company's allowance for loan losses.

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 1999, the Company had a total allowance for loan losses of $86,288 representing 66.6% of total non-performing loans and 0.23% of the Company's net loans receivable.
See Note  3 of the Notes to Consolidated Financial Statements.

The following table sets forth an analysis of the Company's allowance for loan losses.

                  							                Year Ended September 30,
						  	                             1999	                  1998
								                                 (Dollars in Thousands)
Balance at beginning of period	     $   92                  $  81
Charge-offs:
  One- to four-family	                   4                      0
  Consumer	                             20                     17
    Total charge-offs	                  24                     17
Recoveries:
  Consumer	                              3                      1
    Total recoveries	                    3                      1
Net charge-offs	                        26                     16
Additions charged to operations	        15                     27
Balance at end of period	             $ 86                   $ 92
     Ratio of net charge-offs
      during the period to average
      loans outstanding during the
      period	                          .07 %                 .045%

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

					                                   		          At September 30,
                                        	1999                    	          1998
                              						         Percent		                          Percent
							                                      of Loans 		                        of Loans
							                                      in Each		                          in Each
                              Amount of      Category         	   Amount of     Category
            	 				            Loan Loss      to Total         	   Loan Loss     to Total
              					           Allowance        Loans          	   Allowance       Loans
                                                 (Dollars in Thousands)
One- to four-family	           $  78           90.7%               $  71          77.1%
Multi-family and commercial	       2            2.3                    2           2.2
Consumer	                          6            7.0                   18          19.6
Unallocated	                       0            0.0                    1           1.1
    Total	                     $  86          100.0%                $ 92         100.0%

Investment Activities

General. The Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1999, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 21.78%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report and "Regulation - Liquidity."

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

Investment Securities. It is the Company's general policy to purchase investment securities that are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At September 30, 1999, all of the Company's investment securities were classified as available for sale. At such date, the weighted average term to maturity or repricing of the investment securities portfolio was 3.7 years (excluding FHLB Stock and equity securities).

The following table sets forth the composition and carrying value of the Company's investment security portfolio at the dates indicated.

                                   							  		At September 30,
							                           	     1999 		                1998
							                            Book 	    % of          Book	    % of
							                            Value 	   Total         Value  	 Total
								                                    (Dollars in Thousands)
Investment securities:
  Federal agency obligations	   $  1,291    63.32%       $ 1,281    77.08%
  Municipal bonds	                     0        0              0     0.00
     Subtotal	                     1,291    63.32          1,281    77.08
  Other debt securities	             407    19.96             46     2.77
Equity securities at lower
   of cost or market	                  0        0              0     0.00
FHLB stock	                          341    16.72            335    20.15
     Total investment securities
       And FHLB stock	           $ 2,039   100.00%       $ 1,662   100.00%

Average remaining life of
     investment securities	       3.7 yrs.                3.8 yrs.

Other interest-earning assets:
  Total interest-bearing
      deposits with banks	       $ 4,760   100.00%        $4,239   100.00%

Average remaining life or
  term to repricing of
  investment securities and
  other interest-earning assets,
  excluding FHLB stock and
  equity securities	              1.8 yrs.                3.2 yrs.

The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                      				     			                 September 30, 1999
					                                  Due After    Due After
  	                          Due-in	    1 Year	       5 Year
				                         1 Year 	  Through	      Through        Due After    	    Total
				                         or Less 	 5 Years	      10 Years        10 Years	    Investment Securities
                            Carrying	  Carrying	     Carrying        Carrying      Amortized	   Fair
				                         Value  	   Value 	       Value  	         Value	       Cost     	  Value
                            							      (Dollars in Thousands)
Federal agency obligations	  $   0     $ 1,291        $   0            $   0      $  1,317     $  1,291
Other investment securities	   115           0            0              292           415          407
Equity securities	               0           0            0                0             0            0
Total investment securities	$  115     $ 1,291        $   0            $ 292      $  1,732     $  1,698
      Weighted average yield	 5.90%       6.06%        0.00%            6.55%         6.01%        6.13%

The Company's investment securities portfolio at September 30, 1999, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10.0% of the Company's retained earnings, excluding those issued by the United States Government or its agencies. For additional information regarding the Company's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

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

Mortgage-backed securities generally increase the quality of the
Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize
borrowings or other obligations of the Company.   The Bank has a blanket
pledge with the Federal Home Loan Bank of Indianapolis that obligates 100% of its mortgage loans and mortgage-backed securities. No specific mortgage-backed securities or loans were pledged to secure the Bank's obligations at September 30, 1999.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

Historically, most of the Company's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Company has begun to purchase other types of mortgage-backed securities consistent with its asset/liability management objectives. In this regard, the Company emphasizes the purchase of adjustable-rate, mortgage-backed securities for asset/liability management purposes and in order to supplement the Company's origination of ARM loans. At September 30, 1999, $1.60 million, or 58.2%, of the Company's mortgage-backed securities carried adjustable rates of interest.

The following table sets forth the composition and carrying value of the Company's mortgage-backed securities at the dates indicated. For additional information regarding the fair market values of the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

                                         							  		At September 30,
			   				    	                             1999 		                  1998
						   	                         Carrying 	    %of	        Carrying	   % of
							                            Value     	   Total       Value       Total
								                                       (Dollars in Thousands)
Mortgage-backed securities:
  FHLMC	                           $  1,145      42.03%      $  1,706    42.54%
  FNMA	                               1,553      57.01          2,265    56.48
  GNMA	                                   6        .22             10      .25
     Subtotal	                        2,704      99.26          3,981    99.27
Unamortized premium(discounts), net      20        .74             29      .73
  Total mortgage-backed securities 	$ 2,724     100.00%       $ 4,010   100.00%

The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 1999; however, the expected average life to maturity of this portfolio is generally 5 to 6 years. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                       				     			       September 30, 1999
			                           Due After     Due After
	  		         	       Due-in	  1 Year	       5 Year
			           	       1 Year  	Through	      Through        Due After 	        Total
				                 or Less 	 5 Years	      10 Years       10 Years	    Investment Securities
           				      Carrying 	Carrying	     Carrying       Carrying      Amortized	   Fair
          				        Value 	   Value 	       Value      	   Value	         Cost     	 Value
							                                  (Dollars in Thousands)
FHLMC	               $   0    $   153       $   127         $   877       $  1,163    $  1,157
FNMA	                    0        285             0           1,276          1,579       1,561
GNMA	                    0          6             0               0              6           6
Total mortgage-backed
   Securities	       $   0    $   444       $   127         $ 2,153       $  2,748    $  2,724

Weighted average yield	0.00%     6.83%         8.20%          6.68%           6.72%      6.78%


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

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of pass-book, savings, NOW and SuperNOW checking, money market deposit and certi-ficate accounts. The certificate accounts currently range in terms from 91 days to five years. In the event a customer desires a certificate of deposit account with a maturity date other than those typically offered with these accounts, the Company will allow its customer to set its own maturity date with the interest rate being the rate being offered on its certificates of deposit most resembling the customers desired maturity date. In 1996, the Company added ATM/debit cards to its deposit services available to customers. These cards have been well received by a growing number of our customers, who gain access to their accounts any time via ATM's nationwide.

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

The Company also serves as a depository for public funds for various Indiana entities. At September 30, 1999, the amount of public funds on deposit with the Company was $4.0 million. These accounts are subject to volatility depending on governmental funding needs and the Company's desire to attract such funds.

The deposit accounts marketed by the Company have allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Company to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.



The following table presents the savings flows at the Company during the periods indicated.

                         	             September 30,
                                 1999   	            1998
Opening balance	             $  32,167            $ 31,518
Deposits	                       75,503              69,331
Withdrawals	                   (72,170)            (69,729)
Interest credited	                  89               1,047

Ending balance	              $  35,589            $ 32,167

Net increase (decrease)	     $   3,422            $    649

Percent increase (decreas        10.64%               2.06%

	The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

        						                                        At September 30,
					     	                                 1999                          1998
                                  								      Percent               		      Percent
           				       		            Amount      of Total          Amount      of Total
								                                         (Dollars in Thousands)
Transactions and Savings Deposits:
Passbook Accounts	                 $  5,219      14.65%           $ 5,150     15.99%
NOW and SuperNOW Accounts	            5,056      14.19              4,517     14.03
Money Market Accounts	                  915       2.57              1,047      3.25
Total Non-Certificates	              11,190      31.41             10,714     33.27

Certificates:

2.50 - 4.50%	                         4,290      12.04              3,215      9.98
4.51 - 5.50%	                        12,528      35.16              9,919     30.80
5.51 - 6.50%	                         4,086      11.47              4,532     14.07
6.51 - 7.50%	                         2,987       8.38              2,961      9.21
7.51 - 8.50%	                           508       1.43                826      2.56
8.51% and over	                           0       0.00                  0      0.00
Total Certificates	                  24,399      68.48             21,453     66.62
Accrued Interest	                        39       0.11                 37      0.11
Total Deposits	                    $ 35,628     100.00%           $32,204    100.00%

The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 1999.

      			            0.00-     3.00-       4.00-      6.00-      8.00-       10.00%	              Percent
       			           2.99%     3.99%       5.99%      7.99%      9.99%     or greater     Total  of Total
                                  							         (Dollars in Thousands)
Certificate accounts
maturing in quarter
ending:
December 31, 1999    $---      $ 130      $ 6,581    $  443      $ 54       $ ---       $ 7,208     29.54%
March 31, 1999	       ---        ---        3,082     1,667       ---         ---         4,749     19.47
June 30, 1999	        ---        ---        2,200     1,682       134         ---         4,016     16.46
September 30, 1999	   ---        ---        1,027       440       ---         ---         1,467      6.01
December 31, 1999	    ---        ---          858       390       ---         ---         1,248      5.11
March 31, 2000	       ---        ---          990        10       ---         ---         1,000      4.10
June 30, 2000	        ---        ---          441        82       ---         ---           523      2.14
September 30, 2000	   ---        ---          342       412       ---         ---           754      3.09
December 31, 2000	    ---        ---           73       399       ---         ---           472      1.94
March 31, 2001	       ---        ---           87       339       ---         ---           426      1.75
June 30, 2001	        ---        ---           98       102       ---         ---           200      0.82
September 30, 2001	   ---        ---          236       123       ---         ---           359      1.47
Thereafter	           ---        ---        1,798       179       ---         ---         1,977      8.10

   Total	            $---      $ 130     $ 17,813   $ 6,268     $ 188       $ ---      $ 24,399    100.00%

   Percent of total	  ---%       .53%       73.01%    25.69%     0.77%        ---%      100.00%

The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1999.

    					                                           Maturity
				                                			       Over 3         Over 6
					                           3 Months      Through       Through         Over
           					                or Less       6 Months     12 Months     12 Months       Total

                                               (In Thousands)
Certificates of deposit
   of less than $100,000	      $  3,614       $  3,991      $  3,896      $  5,949       $ 17,450
Certificates of deposit
   of $100,000 or more	           3,594            758         1,588         1,009          6,949
Total certificates of deposit	 $  7,208       $  4,749      $  5,484      $  6,958       $  24,399(1)
____________________

(1)	Includes $4.0 million of deposits from governmental and other public entities.

Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings to support lending activities and to assist the Company's asset/liability management strategy when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company desires additional capacity to fund loan demand.

The Company's borrowings historically have consisted of advances from the FHLB of Indianapolis and to a lesser extent reverse repurchase agreements.
 Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 1999 the Company had $6.7 million in advances from the FHLB of Indianapolis and the capacity to borrow up to $15.1 million. See Note 6 of the Notes to Consolidated Financial Statements.

The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

		         					                            At September 30,
							                                1999                  1998
							                                  (Dollars in Thousands)
Maximum Balance:
  FHLB advances	                    $  6,678              $  6,327
  Repurchase agreements                   	0                     0

Average Balance:
  FHLB advances	                    $  6,412              $  5,252
  Repurchase agreements	                   0                     0



The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

						         	                           At September 30,
							                               1999                1998
       		          	                   (Dollars in Thousands)
FHLB advances	                      $  6,678              $  6,327
Repurchase agreements	                     0                     0
   Total	                           $  6,678              $  6,327

Weighted average interest rate
   of FHLB advances	                   5.47%                 5.47%
Weighted average interest rate
   of repurchase agreements	            N/A                   N/A

Service Corporation Activities

As a federally chartered savings bank, the Bank is permitted by Office of Thrift Supervision regulations to invest up to 2.0% of its assets, or approximately $979,000 at September 30, 1999, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in its service corporation was approximately $97,500. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

The Bank has one service corporation, White River Service Corporation ("WRSC"), an Indiana corporation, located in Washington, Indiana. WRSC was organized by the Bank in 1985. WRSC, through a contractual agreement with a third party, offers retail brokerage and annuity products to the Bank's customers and the general public. In addition, WRSC provides real estate appraisal comparison services for the local realtors on a subscription basis. For the fiscal year ended September 30, 1999, WRSC had net income of approximately $14,000.

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

The Company attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail-banking offices are located. Therefore, competition for those deposits is principally from commercial banks, savings banks, brokerage firms and credit unions located in these communities. The Company competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and with-drawal privileges.

The Company primarily serves Daviess and Pike Counties, Indiana. There are five commercial banks, one savings bank other than the Bank, and two credit unions that compete for deposits and loans in the Company's primary market area. In addition, several lending institutions not headquartered in the area make loans in the Company's market area. The Company estimates its share of the mortgage lending market and the savings market to be approximately 9.0% and 8.0%, respectively, in Daviess County, Indiana and 6.0% and 5.0%, respectively, in Pike County, Indiana. These percentages represent management's best estimate of the Company's market share taking into consideration the banking institutions headquartered in the Company's market area.

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

Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of April 26,1999 and June 7, 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 1999 was $16,000.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).
 At September 30, 1999, the Bank's lending limit under this restriction was $720,000. The Bank is in compliance with the loans-to-one-borrower limitation.

Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the Bank Income Fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. At September 30, 1999, the Bank was classified as a 1-A institution.

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to about six basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than

January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2015.

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

At September 30, 1999, the Bank had tangible capital of $4.9 million, or 10.04% of adjusted total assets, which is approximately $2.9 million above the minimum requirement of 4.0% of adjusted total assets in effect on that date. At September 30, 1999, the Bank did not have any intangible assets.

The capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 1999, the Bank had core capital equal to $4.9 million, or 10.04% of adjusted total assets, which is $3.4 million above the minimum leverage ratio requirement of 3.0% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1999, the Bank had $86,000 of general loss reserves, which was less than 3.29% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including cer-tain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Fannie Mae or Freddie Mac.

On September 30, 1999, the Bank had total capital of $4.9 million (including approximately $4.9 million in core capital and $0 in qualifying supplementary capital) and risk-weighted assets of $26.2 million (with no converted off-balance sheet assets); or total capital of 18.55% of risk-weighted assets. This amount was $2.8 million above the 8.0% requirement in effect on that date.

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

Limitations on Dividends and Other Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or purchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

The Bank may make a capital distribution without the approval of the OTS provided we notify the OTS, 30 days before we declare the capital distri-bution and we meet the following requirements: (i) the Bank has a regulatory rating in one of the two top examination categories, (ii) the Bank is not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the OTS before declaring any proposed distribution.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1999, the Bank met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighbor-hoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The Bank was examined for CRA compliance in September 1997 and received a rating of "satisfactory."

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates.
In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-Liquidity and Capital Reserve" in the Annual Report attached as Exhibit 13.

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including
FHLB borrowings, before borrowing from the Federal Reserve Bank.


Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, which administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the

FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At September 30, 1999, the Bank had $341,000 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.48% and were 8.00% for fiscal 1999.

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

In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax has been repealed for small corporations meeting the gross receipts test. The Company currently meets the gross receipts test and thus is currently exempt from the alternative minimum tax.

A portion of the Bank's reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1999, the Bank's Excess for tax purposes totaled approximately $ 85,000.

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

Indiana Taxation. The State of Indiana imposes an 8.5% franchise tax on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income be-fore net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, tax exempt interest and bad debts.
Other applicable Indiana taxes include sales, use and property taxes.

Employees

At September 30, 1999, the Bank had a total of 17 full-time and no part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

Debra K. Shields - Ms. Shields, age 45, is the Vice President and Corporate Secretary of the Bank. Ms. Shields joined the Bank in 1974 as a teller, was appointed head teller in 1975, Corporate Secretary in 1980 and Vice President in 1990. She is responsible for the supervision of the accounting and reporting functions of the Company and is manager of the Bank's loan department. Ms. Shields is also the secretary to the Executive Committee of the Bank.

Item 2.	Description of Property

The Company conducts its business through two offices, its main office located in Washington, Indiana and its branch office located in Petersburg, Indiana; both locations are owned by the Company. The following table sets forth information relating to each of the Company's offices as of September 30, 1999. The total net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at September 30, 1999 was approximately $745,000.

                                               Total           Net Book
                                            Approximate        Value at
         Location              Date           Square         September 30,
                             Acquired         Footage            1999
Main Office:
 200 East Van Trees Street
 Washington, Indiana  47501    1980            8,900           $ 611,000

Branch Offices:
 501 Main Street
 Petersburg, Indiana 47567(1)  1979            2,760           $ 134,000
     ___________________
(1)	The Company currently occupies 1,500 square feet of this Building.  An adjacent 1,260 square feet storefront owned by the Company is leased to an unaffiliated third party.


The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank.

The Company maintains an on-line database with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1999 was approximately $40,000.

Item 3.	Legal Proceedings

From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

PART II

Item 5.	Market for Registrant's Common Equity and Related
        Stockholder Matters

Page 33 of the attached Annual Report to Stockholders for fiscal 1999 is incorporated herein by reference.

Item 6.	Management's Discussion and Analysis of Financial
        Condition and Results of Operation

Pages 3 through 11 of the attached Annual Report to Stockholders for fiscal 1999 are incorporated herein by reference.

Item 7.	Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1999 attached hereto as
Exhibit 13, is incorporated herein by reference in this Annual Report on Form 10-KSB.


           Annual Report Section

                                                    Pages in Annual
                                                         Report
Independent Auditors' Report                               15

Consolidated Statements of Financial Condition
  as of September 30, 1999 and 1998                        16

Consolidated Statements of Income for the Years
  Ended September 30, 1999 and 1998                        17

Consolidated Statements of Comprehensive Income
  For the Years Ended September 30, 1999 and 1998          18

Consolidated Statements of Shareholders' Equity for
  Years Ended September 30, 1999 and 1998                  19

Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1999 and 1998                        20

Notes to Consolidated Financial Statements               21-33


Item 8.	Changes in and Disagreements with Accountants on
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
        Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.	Security Ownership of Certain Beneficial Owners and  Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.	Exhibits and Reports on Form 8-K

(a)  Exhibits

     See Index to Exhibits

(b)  Reports on Form 8-K

     A Form 8-K was filed on July 20, 1999.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME BUILDING BANCORP, INC.


Date:	12/27/99		                      			By: /s/Bruce A. Beesley
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


/s/ Bruce A. Beesley                      		  /s/  James E. Scheid
Bruce A. Beesley, President, Chief	         		James E. Scheid, Director
  Executive Officer and Director
(Principal Executive and Operating Officer)

Date: 12/27/99				                          		Date: 12/27/99

/s/ C. Darrell Deem                           /s/  Blake L. Chambers
C. Darrell Deem, Director 	                			Blake L. Chambers, Director

Date: 12/27/99				                          		Date: 12/27/99

/s/ Larry G. Wilson                       	   /s/ Gregory L. Haag
Larry G. Wilson, Director                 				Gregory L. Haag, Director

Date: 12/27/99			                          			Date: 12/27/99

/s/  Debra K. Schields
Debra K. Shields, Vice President, Chief
  Financial Officer and Secretary
  (Principal Financial and Accounting
  Officer)

Date: 12/27/99

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

1999 ANNUAL REPORT







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

                	[HOME BUILDING BANCORP, INC. LETTERHEAD]


December 6, 1999


Dear Fellow Shareholders:

Our Annual Report for fiscal year 1999, our fourth as a public company, shows increased profitability and growth.

The Corporation posted net income of $326,500, up from $262,000 the previous year. Diluted earnings were $1.16 per share for this fiscal year compared to $0.89 last year. This profit increase of over 30% resulted from increased net interest income and continued control of operating expenses. We were also excited to add Mr. Tom Miles to our staff this year. He adds experience, service and new products to benefit our commercial loan customers.

As a unitary thrift holding company we continue to enjoy a structure that encourages customer service and offers us opportunities for the future. Certainly we feel our combination of products, services, and individual attention is unique. Our small size is itself an asset in providing personal service for customers. It was also beneficial as we prepared for "Y2K".

The year 2000 is seen as a milestone, and we can look back with pride on 92 years of success and service. But mostly we plan ahead, anticipating ways to serve our customers today and in the future. On behalf of everyone at Home Building Bancorp, Inc., thank you for your business, your support, and your investment in our company.

Sincerely,


Bruce A. Beesley
President and Chief Executive Officer

          	SELECTED CONSOLIDATED FINANCIAL INFORMATION

      	                                                At September 30,
                                    1999         1998         1997        1996       1995
                                                      (In Thousands)
Selected Financial Condition Data:
Total assets	                     $48,887      $45,103       $41,750     $42,561    $41,670

Loans receivable, net	             36,843       32,659        28,583      28,108     28,882
Cash and cash equivalents	          6,008        5,606         4,016       5,222      3,339
Mortgage-backed securities	         2,724        4,010         4,922       5,771      4,031
Investment securities	              2,039        1,662         2,905       2,235      2,503
Deposits	                          35,598       32,167        31,518      32,628     31,269
Total borrowings	                   6,679        6,327         4,000       3,974      4,068
Shareholders' equity	               6,161        6,172         5,893       5,499      6,076

	                                         At and For Year Ended September 30,
	                                    1999    	    1998    	    1997        1996    	  1995
                                           (In Thousands, Except Per Share Data)
Selected Operations Data:
Total interest income	            $ 3,355      $ 3,282       $ 3,306     $ 3,214   $  3,159
Total interest expense	             1,837        1,833         1,831       1,756      1,611
Net interest income	                1,518        1,449         1,475       1,458      1,548
Provision for loan losses	             15           27             5         409        ---
Net interest income after
   provision for loan losses	       1,503        1,422         1,470       1,049      1,548
Gain (loss) on sales of mortgage-
 backed securities, investment
 securities, and other assets	        (34)          17            13         ---        ---
Other noninterest income	             173          177           113         141        127
Total noninterest income	             139          194           126         141        127
Total noninterest expense(1)	       1,135        1,185         1,058       1,298        959
Income before taxes	                  507          431           538        (108)       716
Income tax expense	                   181          169           210          29        267
Net income (loss)	                 $  326       $  262        $  328     $  (137)   $   449

Basic earnings (loss) per share	   $ 1.16       $  .90        $ 1.15     $  (.46)   $  1.07
Dividends per share	               $  .30       $  .30        $  .30     $   .30    $   .075

(1) 1996 includes the nonrecurring Savings Association Insurance Fund ("SAIF") special assessment of $224,000, or $135,000 net of taxes.

                   	                           Year Ended September 30,
	                                    1999    	    1998    	    1997    	    1996  	    1995
Selected Financial Ratios and
    Other Data:
Performance Ratios:
Return on average assets(1) 	        .69%         .60%          .78%        (.33)%     1.08
Return on average shareholders'
   equity(1) 	                      5.29         4.34           5.75        (.02)     10.38
Interest rate spread information:
 Average during period	             2.73         2.88           2.97        2.98       3.37
 End of period	                     2.51         2.75           3.06        3.38       3.18
Net interest margin(2)	             3.34         3.25           3.33        3.53       3.82
Ratio of operating expense to
    average total assets	           2.62         2.78           2.51        3.08       2.32
Ratio of average interest-
    earning assets to average
    interest-bearing liabilities	 108.73       110.12         108.18      112.99     112.10

Quality Ratios:
Non-performing assets to total
   assets at end of period(3)        .26          .32            .60         .35        .37
Allowance for loan losses to
   non-performing loans	           66.67        63.21          32.67       51.68      49.36
Allowance for loan losses to
   loans receivable, net	            .23          .28            .29         .27        .27

Capital Ratios:
Shareholders' equity to total
   assets at end of period	        12.60        13.68          14.11       12.92      14.57
Average shareholders' equity
   to average assets	              13.12        13.89          13.51       13.74      10.98
Dividend payout ratio(4)	          25.86        35.72          26.09      >100.00      7.00

Other Data:
Number of full-service offices	        2            2              2           2          2

(1)	The fiscal 1996 numbers includes the nonrecurring SAIF special assessment.
(2)	Net interest income divided by average interest-earning assets.
(3)	Non-performing assets consist of nonaccruing loans, loans past due 90 or more days and real estate owned.
(4)	Dividends declared per share divided by earnings per common stock and common share equivalent.
(5)	Not applicable.

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

Financial Condition

Total assets of the Corporation increased $3.8 million, or 8.39% to $48.9 million at September 30, 1999 from $45.1 million at September 30, 1998. Assets increased primarily due to loans receivable, which increased $4.2 million, or 12.81%, to $36.8 million at September 30, 1999. The Bank continues to compete successfully in its own marketplace for quality mortgage loans, as well as installment, auto, and commercial loans. Interest-bearing deposits with banks increased $521,000, to $4.8 million at September 30, 1999. Securities available for sale decreased $800,000 to $4.6 million, as securities continue to pay down and cash flows were invested in new loans.


Total deposits increased $3.4 million, or 10.64%, to $35.6 million at September 30, 1999. The increase was approximately $2.9 million in time deposits and $500,000 in savings and NOW deposits. The Bank has been able to maintain a relatively stable cost of savings, although much of the increase has come from public funds deposits. The Bank is able to compete aggressively for retail deposits should loan volume or other investment opportunities warrant. Advances from the FHLB of Indianapolis increased $351,000, to $6.7 million at year-end.

Shareholders' equity increased $11,000, to $6.2 million, at September 30, 1999. The Corporation repurchased 15,000 shares of its stock during the fiscal year at a cost of $260,000, and paid dividends to shareholders equal to $0.30 per share during the fiscal year. At September 30, 1999 shareholders' equity was $21.79 per share based on 282,793 shares, compared to $21.05 per share on September 30, 1998, based on 293,160 shares.

Results of Operations

Comparison of the Fiscal Years Ended September 30, 1999 and 1998.

General. The Corporation had net income of $326,000 for the year ended September 30, 1999 compared to net income of $261,700 for the same period last year. Net interest income increased $80,000, while noninterest income decreased $55,000 that includes a $35,000 loss on the default of a security.
 Noninterest expense decreased $51,000, including personnel expense for an additional employee. Service fee and professional fee expenses decreased $52,000 compared to the previous year.

Interest Income. Total interest income increased $73,000, or 2.23%, to $3.4 million for the year ended September 30, 1999 compared to the previous year. The slight increase was due to interest earned from higher loan volumes and interest earned on higher volumes of deposits with other banks. See "Average Balances, Interest Rates and Yields" and Rate/Volume Analysis of
Net Interest Income".

Interest Expense. Total interest expense increased $4,000, or 0.19%, to $1.8 million for the year ended September 30, 1999 compared to the previous year. Slightly lower interest expense on deposits was offset by higher interest expense on borrowed funds. See "Average Balances, Interest Rates and Yields" and " Rate/Volume Analysis of Net Interest Income".

Net Interest Income. Net interest income increased $80,000, or 5.73%, to $1.5 million for the year ended September 30, 1999 compared to the previous year. The Bank has been successful at maintaining and even increasing its deposits while controlling its cost savings. The Bank has also used the advantageous rates on FHLB advances in managing its liability structure. While interest income from the securities and mortgage-backed security portfolios decreased as these assets repaid, the Bank has realized improved interest income from its increased lending activities. The Corporation's percentage of average interest-earning assets to average interest-bearing liabilities decreased to 108.7% during fiscal year 1999 from 110.12% during fiscal 1998.

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses during the year ended September 30, 1999 was $15,000. Net losses after recoveries were $21,000 for the year. The $86,000 at September 30, 1999 represents 0.23% of net loans receivable and 66.6% of total non-performing loans as of September 30, 1999.

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

Noninterest Income. Total noninterest income decreased $55,000, or 28.4%, to $139,000 for the period ended September 30, 1999 from $194,000 for the previous year. The change resulted from a reduction of $4,000 in the profitability of the bank's brokerage operation subsidiary, a reduction of $16,000 in gains from sale of assets, as well as a $35,000 loss recorded as the result of the default of an investment security.

Noninterest Expense.   Noninterest expense decreased $51,000, or 4.26%, to
$1,135,000 for the period ended September 30, 1999 from $1,186,000 for the previous year. Salaries and employee benefits, the largest component of noninterest expense, increased $2,000, or 0.37% from the previous year, as lower benefit expense was offset by the addition of a full-time commercial loan officer. Occupancy, equipment expense, deposit insurance premiums and advertising remained little changed. Computer expense, including the costs of the Company's Y2K preparations, increased $5,000. Service fees, professional fees, and other expenses decreased $56,000, as last year's non-recurring professional fees and insurance deductibles were not repeated.

Income Tax Expense. Income tax expense increased to $181,000 for the fiscal year ended September 30, 1999 from $169,000 in fiscal year 1998, as a result of higher net taxable income.

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

                                 	At
	                           September 30,	                           September 30,
                                1999       	                1999                             1998

                                              Average      Interest             Average      Interest
                               Yield/       Outstanding    Earned/    Yield/  Outstanding    Earned     Yield/
                                Rate          Balance       Paid       Rate     Balance       Paid       Rate
Interest-Earning Assets:
 Loans receivable(1)	           7.25%         $34,998      $2,713      7.75%     $31,057      $2,547     8.20%
 Mortgage-backed securities	    6.63            3,261         208      6.38        4,491         299     6.66
 Investment securities	         5.53            1,213         107      8.82        2,046         154     7.53
 Interest-earning deposits
   at banks	                    4.56            5,947         300      5.04        4,373         225     5.83
 FHLB stock	                    8.01              337          27      8.01          335          27     8.06

  Total interest-
       earning assets(1)	       6.83           45,756       3,355      7.33       42,302       3,282     7.82

Interest-Bearing Liabilities:
 Savings deposits	              2.09            6,340         144      2.28        6,354         191     3.01
 Demand and NOW deposits	       1.15            6,228          88      1.41        6,078         146     2.41
 Certificate accounts	          5.34           22,793       1,253      5.49       21,011       1,191     5.67
 Borrowings	                    5.61            6,412         352      5.49        5,252         305     5.81

  Total interest-bearing
         liabilities	           4.32           41,773       1,837      4.40       38,695       1,833     4.74

Net interest income	                                       $1,518                             $1,449
Net interest rate spread(1)(2)  2.51%                                  2.93%                             3.08%
Net interest-earning assets(1)	                $3,983                             $3,607
Net yield on average interest-
 earning assets(3)	             2.90%                                  3.32%                             3.43%
Average interest-earning assets
  to average interest-bearing
  liabilities                                               109.53%                           109.32%

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2) Net interest rate spread represents the difference between the average yield on interest-
    earning assets and the average rate of interest-bearing liabilities.
(3) Net yield on average interest-earning assets represents net interest income before provision for loan losses divided by average interest-earning assets.

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

                     	                           Year Ended September 30,
                                     1999 vs. 1998                      1998 vs. 1997
	                               Increase	                           Increase
	                              (Decrease)     	    Total           	(Decrease)	       Total
	                                Due to         	Increase	            Due to         Increase
      	                    Volume  	    Rate   	(Decrease)     	  Volume  	  Rate   	(Decrease)

Interest-Earning Assets:
Loans receivable	           $321       $ (155)    $  166         $  217     $ (78)    $ 139
Mortgage-backed securities	  (74)          (7)       (81)           (74)      (14)      (88)
Investment securities	       (57)           1        (56)           (50)        3       (47)
Interest-earning deposits
   at banks	                  69          (24)        45            (73)      (15)      (88)
FHLB Stock	                  ---          ---        ---            ---       ---       ---

Total interest-earning
  assets	                  $ 249        $(185)       (74)        $   20     $(104)      (84)

Interest-Bearing Liabilities:
Savings deposits	              0          (47)       (47)        $  (32)    $  (5)      (37)
Demand and NOW deposits	       4          (62)       (58)             6        (3)        3
Certificate accounts	        101          (39)        62            (53)        3       (50)
Borrowings	                   68          (21)        47             80         6        86

Total interest-bearing
  liabilities	            $  173       $ (169)         4          $   1     $   1         2

Net interest income	                               $  70                              $ (86)

Asset/Liability Management

The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities with short- and inter-mediate-term maturities reprice more rapidly, or on a different basis, than its interest-earning assets. Management believes it is important to manage the relationship between interest rates and the effect on the Bank's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Management of the Bank's assets and liabilities is done within the context of the market place, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes. Specific strategies to manage interest rate risk have included the origination of ARMs and advances from the FHLB to match durations of fixed rate mortgages. In addition, management monitors the spread between short-term and long-term liabilities, and at the appropriate time, may lengthens its interest-bearing liabilities to keep the percent change in NPV within acceptable limits. At September 30, 1999, approximately $8.3 million, or 25.0%, of the Corporation's mortgage loans and mortgage-backed securities were scheduled to mature or reprice during the next five years. Management anticipates that it will replace these loans in the normal course of business and through marketing efforts, which are devoted to attracting mortgage loans directly from the public. Subject to demand, new loans will be originated at market interest rates. Loans may also be purchased from other originators as whole loans or participations in pools of loans shouldlocal demand prove unsatisfactory. Furthermore, mortgage-backed securities may also be purchased if excess funds cannot be invested in mortgage loans.

OTS regulations provide a NPV approach to the quantification of interest rate risk. Under OTS regulation TB 13a, institutions are expected to establish minimum board-approved interest rate risk limits and maintain an ability to measure their interest rate risk exposure. The Bank relies on the OTS Interest Rate Risk Exposure Report, which is calculated and reviewed by the Bank's board quarterly. TB 13a assigns a "Level of Interest Rate Risk" based on a bank's post shock NPV and its Interest Rate Sensitivity Measure, as defined. Based on the most recently available Report, for the quarter ending September 30, 1999, the Bank had a post shock NPV at +200bp of 8.60% and a Sensitivity measure of -281 bp. Banks having post shock NPV of 6% to 10% and Sensitivity Measures of 200-400bp are rated "Moderate Risk".

Presented below, as of September 30, 1999, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sus-tained parallel shifts in the yield curve in 100 basis point increments up and down 300 basis points and compared to Board policy limits. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Bank does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. OTS assumptions are used in calculating the amounts in this table.

                                       At September 30, 1999

 	Change in                  NPV    	   NPV          NPV as a %
Interest Rate    Estimated 	Dollar	   Percent	     of the Present
(Basis Points)	     NPV   	 Change    Change	       Value Assets
                          (Dollars in Thousands)

	+300bp	           3,184  	(2,394)	    (43)%	          6.97%
	+200bp	           4,022  	(1,556)    	(28)%	          8.60%
	+100bp	           4,845	    (734)    	(13)%         	10.02%
	   0bp	           5,578		                           	11.41%
	- 100bp          	6,109     	530      	10%          	12.29%
	- 200bp          	6,480     	902      	16%          	12.86%
	- 300bp          	6,809   	1,231      	22%          	13.34%




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

Liquidity and Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets equal to at least 4.0% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs.
 The Bank's regulatory liquidity at September 30, 1999 was 21.78%.

Liquidity management is both a daily and long-term responsibility of management. Management adjusts the Bank's investments in liquid assets based upon its assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning investments and (iv) the objectives of its asset/liability management program. Excess liquidity generally is invested in interest-bearing overnight deposits. If the Bank requires additional funds beyond its internal ability to generate such funds it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements. At September 30, 1999, the Corporation had outstanding borrowings consisting $ 6.7 million in FHLB advances, with the capacity to borrow up to an additional $13.3 million from the FHLB of Indianapolis.

The Bank principally uses its liquidity resources to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet other operating needs. At September 30, 1999, the Bank had $1.7 million of loan commitments. Certificates of deposit scheduled to mature in a year or less at September
30, 1999 totaled $17.4 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank. There can be no assurance, however, that the Bank can retain all such deposits. Management anticipates that it will have sufficient funds available to meet the Bank's liquidity needs.

The primary investing activities of the Bank includes the origination and purchase of loans and the purchase of mortgage-backed and investment securities. At September 30, 1999, these assets accounted for 85.06% of the Bank's total assets. Such originations and purchases are funded primarily from loan repayments, repayments of mortgage-backed and investment securities, FHLB advances and net income.

At September 30, 1999, the Bank had tangible and core capital of $4.85 million, or 10.04% of adjusted total assets, which was approximately $4.13 million and $ 2.92 million above the minimum requirements of 1.5% and 4.0%, respectively, of the adjusted total assets in effect on that date. The
Bank had risk-based capital at September 30, 1999 of $ 4.94 million, or 18.88% of risk-weighted assets of $26.16 million. This amount was $ 2.85 million above the 8.0% requirement in effect on that date. At September 30, 1999, the Bank was considered a "well capitalized" institution under OTS regulations.

The Corporation also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, fund stock repurchase programs, as well as for the payment of any dividends to shareholders. At September 30, 1999, Home Building Bancorp Inc. had $945,000 in liquid assets on hand. The primary source of liquidity on an ongoing basis is dividends from the Bank. Dividends totaling $150,000 were paid from the Bank to Home Building for the year ended September 30, 1999. Home Building also retained cash from the Conversion and, as a public company, has access to public debt and equity markets. For the year ended September 30, 1999, Home Building paid dividends to shareholders totaling $88,999. Home Building currently has no significant liquidity commitments as its operating costs are modest and dividends on common stock are discretionary. Management anticipates that it will have adequate funds to meet the Corporation's foreseeable short- and long-term liquidity needs.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Nearly all the assets and liabilities of the Corporation are financial, unlike most industrial companies. As a result, the Corporation's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Corporation's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financialliabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Corporation's performance. Changes in interest rates do not necessarily move to the same extent as do changes in the price of goods and services.

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

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
WASHINGTON, INDIANA

CONSOLIDATED
FINANCIAL STATEMENTS
FISCAL YEARS ENDED
SEPTEMBER 30, 1999 AND 1998
AND
INDEPENDENT AUDITOR'S REPORT

HOME BUILDING BANCORP, INC. AND SUBSIDIARIES
WASHINGTON, INDIANA

Index to Consolidated Financial Statements


                                                                  	    PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . .	 15

Consolidated Statements of Financial Condition
  as of September 30, 1999 and 1998  . . . . . . . . . . . . . . . . . 	16

Consolidated Statements of Income for the
  years ended September 30, 1999 and 1998. . . . . . . . . . . . . . . 	17

Consolidated Statements of Comprehensive Income for the
  years ended September 30, 1999 and 1998. . . . . . . . . . . . . . .  18

Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1999 and 1998 . . . . .  . . . . . . . . .  19

Consolidated Statements of Cash Flows for the
  years ended September 30, 1999 and 1998  . . . . . . . . . . . . . .  20

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 21-33

[KEMPER CPA GROUP LLC LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Home Building Bancorp, Inc.
Washington, Indiana


We have audited the accompanying consolidated statements of financial condition of Home Building Bancorp, Inc., and subsidiaries, as of September 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtainreasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Building Bancorp, Inc., and subsidiaries, as of September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


Mt. Carmel, Illinois
November 4, 1999

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Financial Condition
September 30, 1999 and 1998



                                 	           1999        	           1998

                                      ASSETS
Cash and due from banks	                $  1,247,958	           $  1,366,761
Interest-bearing deposits with banks	      4,760,057	              4,238,977
Securities available for sale	             4,634,094	              5,443,539
Securities held to maturity,
  fair market value of $129,697
  in 1999 and $229,754 in 1998	              129,362                	228,059
Loans receivable, net of allowance
  for loan losses of $86,288 in 1999
  and $92,249 in 1998	                    36,842,618	             32,659,339
Accrued interest receivable	                 251,030	                226,102
Premises and equipment, net	                 744,516	                759,343
Other assets	                                277,436 	               180,465
     Total assets                       $ 48,887,071	           $ 45,102,585

             LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Savings and NOW deposits	               $ 11,190,073	           $ 10,713,887
Other time deposits	                      24,398,525	             21,452,629
     Total deposits	                      35,588,598	             32,166,516

Advances from Federal Home Loan Bank	      6,677,863	              6,327,415
Accrued expenses and other liabilities	      459,888       	         436,809
     Total liabilities	                   42,726,349	             38,930,740

Shareholders' equity:
   Common stock, $.01 par value,
     1 million shares authorized,
     331,660 issued and outstanding	           3,317	                  3,317
   Additional paid-in capital	             3,098,774	              3,088,095
   Common stock in treasury, at cost
     (1999 - 35,000 shares;
      1998 - 20,000 shares)	                (605,000)	              (345,000)
   Retained earnings	                      3,855,608              	3,618,107
   Accumulated other comprehensive
      income (loss)	                         (37,946)	                20,741
   Unearned ESOP & recognition and
      retention shares	                     (154,031)	              (213,415)
     Total shareholders' equity	           6,160,722	              6,171,845

     Total liabilities and
       shareholders' equity	            $ 48,887,071	           $ 45,102,585


The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Income
Years Ended September 30, 1999 and 1998


                                     	         1999      	         1998

Interest income:
	Loans receivable	                       $  2,713,084	         $  2,547,091
	Investments	                                 134,928	              181,022
	Mortgage-backed securities                   	207,540	             298,676
	Deposits with other banks	                    299,672	             255,233
	     Total interest income                  3,355,224	           3,282,022

Interest expense:
	Deposits                                   	1,484,936           	1,528,344
	Other borrowed funds	                         351,840	             304,898
	     Total interest expense	                1,836,776	           1,833,242

Net interest income                         	1,518,448	           1,448,780
Provision for loan losses	                      15,163	              27,000

	     Net interest income after
          provision for loan losses    	     1,503,285	           1,421,780

Noninterest income:
	Net gain (loss) on assets                    	(34,040)             	17,238
	Customer service fees	                        173,203	             177,113
	     Total other income	                      139,163	             194,351


Noninterest expenses:
	Salaries and employee benefits               	622,836	             620,514
	Occupancy and equipment                      	142,848             	143,008
	Deposit insurance premium                     	20,063              	21,222
	Data processing	                               59,149	              54,071
	Service fees	                                  61,598	              78,304
	Advertising expense                           	58,805	              59,156
	Professional fees                             	56,263              	91,140
	Other expense	                                113,434	             118,115
	     Total other expenses	                  1,134,996	           1,185,530

Income before income taxes	                    507,452             	430,601
Income tax expense	                           (180,952)	           (168,872)

Net income 	                               $   326,500	         $   261,729

Basic earnings per share of common stock	  $      1.16	         $       .90
Weighted average shares outstanding	           281,966	             290,769

Diluted earnings per share of common stock	$      1.16	         $       .89
Diluted weighted average shares outstanding	   281,966	             294,478



The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Comprehensive Income
Years Ended September 30, 1999 and 1998


                                    	         1999      	       1998


Net income:	                             $  326,500	         $  261,729
Change in net unrealized gain
    (loss) on securities available for
    sale, net of reclassification
    adjustment tax effects	                 (58,495)	             8,135
Comprehensive income	                    $  268,005	         $  269,864







The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Shareholders' Equity
Years Ended September 30, 1999 and 1998


                                 	           1999       	      1998


Common stock, $.01 par value,
     1 million shares authorized,
     331,660 issued and outstanding	      $    3,317	        $    3,317

Additional paid-in capital
   Beginning of period	                    3,088,095	         3,046,415
   Allocation of ESOP shares	                 13,944	            32,616
   Allocation of RRP shares	                  (3,265)	            9,064
     End of period	                        3,098,774	         3,088,095

Treasury stock, at cost
   Beginning of period                     	(345,000)	         (345,000)
   Purchase of treasury stock
    (1999-15,000 shares)	                   (260,000)	                -
     End of period	                         (605,000)	         (345,000)

Retained earnings
   Beginning of period	                    3,618,107         	3,449,876
   Net income                               	326,500	           261,729
   Dividends declared	                       (88,999)	          (94,488)
     End of period	                        3,855,608     	    3,618,107

Unrealized gain (loss) on securities
  available for  sale, net of deferred tax
  Beginning of period	                   20,741	                 12,606
   Change in unrealized gain or (loss)  (58,687)	                 8,135
     End of period	                     (37,946)	                20,741

Unearned ESOP and recognition and
  retention shares
   Beginning of period                	(213,415)              	(274,283)
   Allocation of ESOP shares	            27,023	                 28,507
   Allocation of recognition and
     retention shares	                   32,361	                 32,361
     End of period	                    (154,031)	              (213,415)

Total shareholders' equity	        $  6,160,722	           $  6,171,845






The accompanying notes are an integral part of these consolidated financial statements.

HOME BUILDING BANCORP, INC.
WASHINGTON, INDIANA

Consolidated Statements of Cash Flows
Years Ended September 30, 1999 and 1998

                                      	        1999      	       1998

Cash flows from operating activities:
  Net income	                              $  326,500      	$  261,729
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
        Depreciation and amortization         	37,044          	35,928
        Non cash compensation                 	70,063         	102,548
        Other gains, net	                        (797)         	(9,929)
        Net realized (gains) losses on
          available-for-sale securities       	34,837	          (7,434)
        (Increase) decrease in insurance
          receivable	                               -  	       240,444
        Increase in accrued interest
          receivable                         	(24,928)	        (15,846)
        Increase (decrease) in accrued
          expenses and other liabilities      	36,906          	92,486
        (Increase) decrease in other assets	  (76,076)        	(97,361)
        Provision for loan loss	               15,163	          27,000
            Total adjustments       	          92,212	         367,836
 Net cash provided by operating activities    418,712	         629,565

Cash flows from investing activities:
  Net (increase) decrease in interest-
    bearing deposits with banks           	  (521,080)     	(1,717,399)
  Activity in available for sale securities:
      Sales	                                      -         	258,653
      Maturities, prepayments and calls  	  2,131,834	       2,759,847
      Purchases	                           (1,415,000)       	(957,647)
  Activity in held to maturity securities:
      Maturities, prepayments and calls	       98,697	         116,198
  Net increase in loans	                   (4,233,279)     	(4,103,729)
  Net purchases of premises and equipment  	  (22,218)        	(11,304)
  Proceeds from sale of foreclosed collateral  	    -   	       15,900
Net cash (used) provided by investing
  activities                             	 (3,961,046)    	 (3,639,481)

Cash flows from financing activities:
  Net decrease in savings and
    NOW deposit accounts                     	476,186	        (166,156)
  Net increase (decrease) in time deposits	 2,945,896	         815,139
  Repayments of Federal Home Loan
    Bank Advances                           	(649,552)       	(172,926)
  Proceeds from Federal Home Loan
    Bank Advances	                          1,000,000	       2,500,000
  Purchase of Treasury Stock	                (260,000)              	-
  Dividends paid	                             (88,999)	        (93,498)
  Net cash (used) provi  Net cash (used)
    provided by financing activitie  s	     3,423,531	      (2,882,559)

Net increase (decrease) in cash and
   due from banks	                           (118,803)	       (127,357)
Cash and due from banks at beginning
    of period	                              1,366,761    	   1,494,118
Cash and due from banks at end of period	$  1,247,958	    $  1,366,761

Interest paid on deposits and
   borrowed funds	                       $  1,801,930	    $  1,814,229

Income taxes paid  	                     $    270,514	    $    233,131



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

Cash and Cash Equivalents - For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amountsincluded in the balance-sheet caption cash and due from banks.

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

Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial nstruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Effect of New Financial Accounting Standards - In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. In September 1999, the FASB issued SFAS No. 137 that defers the effective date of SFAS No.
133. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company had no derivatives as of September 30, 1998 nor does the Company engage in any hedging activities.
The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact of its financial position or results of operations.

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

Available for sale
                          				      GROSS	          GROSS
	     1999		         AMORTIZED	   UNREALIZED	     UNREALIZED       	FAIR
        	     		       COST         GAINS           LOSSES       	  VALUE
U.S. Government
Agency securities	  $ 1,317,215	  $     -          $ (26,559)    	$ 1,290,656
Mortgage-backed
securities	           2,618,518	     7,588	          (31,110)     	 2,594,996
Stock in FHLB	          341,400	         -                 -   	    	 341,400
Other securities	       415,000	         -            (7,958)	        407,042
TOTALS	             $ 4,692,133	  $  7,588	        $ (65,627)	    $ 4,634,094

                              				  GROSS	           GROSS
	     1998		         AMORTIZED	   UNREALIZED      	UNREALIZED	      FAIR
       	      		       COST         GAINS            LOSSES         VALUE
U.S. Government
  Agency securities	$ 1,266,222	  $ 14,491      	         -       $ 1,280,713
Mortgage-backed
securities	           3,761,450	    20,269                -         3,781,719
Stock in FHLB	          334,900	         -	               -          	334,900
Other securities	        46,399          -             (192)	          46,207
TOTALS	             $ 5,408,971	  $ 34,760	         $  (192)	     $ 5,443,539

Held to maturity
	                                			GROSS	            GROSS
	     1999	        	 AMORTIZED   	UNREALIZED       	UNREALIZED	      FAIR
       	      		       COST         GAINS             LOSSES     	   VALUE
Mortgage-backed
	 securities		      $	129,362	     $	548	             $ (213)    	$	129,697

	                              			  GROSS             	GROSS
	     1998		         AMORTIZED   	UNREALIZED        	UNREALIZED	     FAIR
        	     		       COST         GAINS    	         LOSSES        VALUE
Mortgage-backed
	 securities		      $	228,059	    $ 1,695 	           $   	 -   	 $ 229,754

Gross realized gains and gross realized losses on available for sale securities were $0 and $34,837 respectively, in 1999 and $7,434 and $0, respectively, in 1998.

The scheduled maturities of securities held to maturity and securities (other than equity securities) available for sale at September 30, 1999 were as follows:

                       		Held to maturity securities:      			Available for sale securities:
			                         AMORTIZED       	FAIR	              AMORTIZED	    FAIR
               	     		       COST           VALUE      	         COST    	 	 VALUE
	Due in one year or less	    $    -       	$    -              $  115,000	   $  114,845
	Due from one to five years  	    -   	         -              	1,317,214	    1,290,653
	Due from five to ten years	      -            	-                      	-            	-
	Due after ten years	             -             -   	             300,000	      292,200
                Subtotal          -             -              	1,732,214	    1,697,698
	Mortgage backed securities	  129,362	      129,697	            2,618,518	    2,594,996
                Total   	   $ 129,362	    $ 129,697	           $4,350,732	   $4,292,694

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE

Loans receivable at September 30 are summarized as follows:

                               	         1999     	           1998

Commercial                         	  $  812,977	          $ 300,892
Real estate  construction               	468,437	            110,611
Commercial real estate            	    1,540,419            	328,347
Residential real estate              	28,900,075     	    26,869,867
Consumer                      	        5,463,203	          5,336,329
     Subtotal                    	    37,185,111	         32,946,046
Loans in process                       	(192,083)	          (127,261)
Net deferred loan fees and discounts    	(64,122)           	(67,197)
Allowance for loan losses	               (86,288)	           (92,249)
                                   	$ 36,842,618       	$ 32,659,339

An analysis of the change in the allowance for loan losses follows:

                                    	     1999   	          1998

Balance at October 1	                  $ 92,249          	$ 80,680
Loans charged off	                      (24,276)          	(16,663)
Recoveries	                               3,152	             1,232
     Net loans charged off             	(21,124)          	(15,431)
Provision for loan losses	               15,163	            27,000
Balance at September 30	               $ 86,288          	$ 92,249

Impairment of loans having recorded investments of $129,530 at September 30, 1999 and $145,940 at September 30, 1998 has been recognized in conformity with FASB Statement 114, as amended by FASB Statement 118. The average recorded investment in impaired loans during 1999 and 1998 was $129,530 and $184,057, respectively. The total allowance for loan losses related to these loans was $21,192 and $44,811 on September 30, 1999 and 1998, respectively. Interest income on impaired loans of $7,397 and $15,411 was recognized for cash payments received in 1999 and 1998, respectively.

The Bank is not committed to lend additional funds to debtors whose loans have been modified.


NOTE 4 - PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at September 30, 1999 and 1998 were as follows:
                                  	     1999        	     1998
Cost:
	Land                              	$  140,048	      $  140,048
	Bank premises	                      1,001,307       	1,001,307
	Furniture and equipment	              150,619	         142,588
	Total Cost                         	1,291,974	       1,283,943
Less accumulated depreciation      	  (547,458)	       (524,600)
	Net book value                    	$  744,516      	$  759,343

Depreciation expense for the years ended September 30, 1999 and 1998 was $37,044 and $35,928, respectively.

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSITS

The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $3,028,000 and $2,469,000 as of September 30, 1999 and 1998, respectively.

At September 30, 1999 the scheduled maturities of CDs are as follows:

	2000         	        $   7,208,097
	2001	                    11,480,617
	2002	                     2,749,018
	2003	                     1,175,355
	2004 and there after      1,785,438
	                   		$   24,398,525

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK AND
OTHER BORROWED FUNDS

The advances from the Federal Home Loan Bank consisted of advances ranging in interest rates from 5.32%-6.34%. These advances are collateralized by virtually the Corporation's entire mortgage loan and securities portfolio. Maturity dates for advances outstanding at September 30, 1999 and 1998 are as follows:
              	             1999     	      1998
	1999	                  $ 1,000,000  	 $ 1,000,000
	2000	                    2,177,863	     1,000,000
	2001                    	2,500,000	       827,415
	2002	                            -             	-
	2003 and thereafter	     1,000,000	     3,500,000
		                      $ 6,677,863 	  $ 6,327,415

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

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank's financial instruments were as follows:

                          	        September 30, 1999:         September 30,1998:
                                   Carrying	   		Fair	       		Carrying   			Fair
	                                 			Value	    		Value	       		Value	     		Value
	Financial assets:
	Cash and due from banks, interest-
		bearing deposits with banks	     $ 6,008,015	 $ 6,008,015	   $ 5,605,738	  $ 5,605,738
	Securities available for sale	      4,634,094	   4,634,094	     5,443,539	    5,443,539
	Securities held to maturity	          129,362     	129,696       	228,059     	 229,754
	Loans receivable                  	36,842,618  	36,820,003    	32,659,339   	33,347,170
	Accrued interest receivable	          251,030     	251,030	       226,102	      226,102

	Financial Liabilities:
	Deposit liabilities	               35,588,598	  35,782,337    	32,166,516	   32,166,156
	FHLB advances                      	6,677,863   	6,609,315	     6,327,415    	6,336,726

A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at September 30, 1999 follows.
                                                    	Notional
	                                                    Amount
	Commitments to extend credit	                    	$ 1,014,251

NOTE 9- PENSION PLAN

The Corporation participates in the Financial Institutions Retirement Fund, which is a multi-employer retirement fund that covers substantially all of the Corporation's employees providing defined benefits. The relative position of the Corporation regarding the accumulated plan benefits and plan net assets is not determinable by the Corporation. Pension expense totaled $0 and $0 for the years ended September 30, 1999 and 1998, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its directors, significant share-holders, and their affiliates (related parties). The aggregate amount of loans to such related parties at September 30, 1999, was $270,643. For the year ended September 30, 1999, new loans to such related parties amounted to $103,054 and repayments amounted to $37,251.

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

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES, CONTINUED

The provision for income taxes consisted of the following for the years ended September 30:

Current tax provision:	               1999    	           1998
        Federal	                   $ 148,230	          $ 138,193
        State                    	    43,921	             41,878
   Total current expense            	192,151            	180,071

	Deferred benefit	                   (11,199)	           (11,199)
   Total provision	                $ 180,952	          $ 168,872

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows.
	                                     1999      	         1998
	Statutory rates                     	34.0%              	34.0%
	Increase (decrease) resulting from:
	State income taxes	                   8.5	                8.5
	Tax bad debt recapture	              (5.7)              	(6.6)
	Non-taxable interest income         	(2.5)              	(2.1)
	Bad debt deduction	                  (1.0)	               2.9
	Other                              	  2.4   	             2.5
	Effective tax rate	                  35.7%              	39.2%

Deferred tax liabilities included in other liabilities at September 30 consist of the following:

                                  	    1999          	    1998

	Deferred tax assets
	Net unrealized losses on available
	     for sale securities	           $  20,097	              -

	Deferred tax liabilities:
	Net unrealized gains on available
	     for sale securities	                   -       $   (13,817)
	Allowance for loan losses	            (33,596)	         (44,795)
	                                   $  (33,596)	     $   (58,622)

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

The Corporation has deposits with two other Banks, which exceed the federal deposit insurance limits by approximately $618,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

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

REGULATORY CAPITAL RATIOS

                                                                          To Be Well
                                                                        Capitalized Under
                                                     For Capital          Prompt Corrective
                                    Actual        Adequacy Purposes:      Action Provisions:
                               Amount   Ratio     Amount     Ratio        Amount      Ratio
As of September 30, 1999:
Total Capital
 (to Risk-Weighted Assets)   4,940,000   18.9%   >2,092,800  >8.0%        >2,616,000  >10.0%
Tier I Capital
 (to Risk-Weighted Assets)   4,854,000   18.6%   >1,046,400  >4.0%        >1,569,600  > 6.0%
Tier I Capital
 (to Average Assets)         4,854,000   10.0%   >1,935,680  >4.0%        >2,419,600  > 5.0%

Tangible Capital Ratio       4,824,000   10.0%   >  725,880  >1.5%

As of September 30, 1998:

Total Capital
 (to Risk-Weighted Assets)   4,722,000   19.7%    >1,914,800 >8.0%        >2,393,500  >10.0%
Tier I Capital
 (to Risk-Weighted Assets)   4,635,000   19.4%    >  957,400 >4.0%        >1,436,100  > 6.0%
Tier I Capital
 (to Average Assets)         4,635,000   10.3%    >1,797,280 >4.0%        >2,246,600  > 5.0%

Tangible Capital Ratio       4,635,000   10.3%    >  673,980 >1.5%

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN

Employee Stock Ownership Plan - Concurrent with the conversion the board of directors approved the adoption of the Home Building Bancorp, Inc., Employees Stock Ownership Plan (the "ESOP"). The ESOP is qualified under Sections 401
(a) and 501 (a) of the Internal Revenue Code. Eligibility is based on hours of service, date of hire, and age. Contributions to the ESOP are determined by theboard of directors, in the form of cash or the Corporation's common stock. No employee contributions are accepted. Contributions are allocated based on the ratio of the participant's compensation to total compensation of all participants. Participant's account balances are fully vested after five years of service. ESOP expense recorded for the year ended September 30, 1999 and 1998, totaled $41,339 and $61,125, with 2,702 and 2,851 shares committed to be allocated at September 30, 1999 and 1998, respectively. The fair value of unallocated shares was $169,350 and $276,845 at September 30, 1999 and 1998, respectively.

The ESOP shares at September 30 were as follows:

                        	               1999     	    1998
	Allocated Shares	                     11,524	        8,673
	Shares released for allocation	        2,702	        2,851
	Purchased shares allocated	            1,291	            -
	Unreleased shares	                    11,290       	13,992
	Total ESOP shares                    	26,807	       25,516

NOTE 17 - RECOGNITION AND RETENTION PLAN

The adoption of the Recognition and Retention Plan ("RRP"), was approved by the Corporation's shareholders on January 22, 1996. This plan is for the benefit of directors and certain officers of the Corporation. The RRP is a restricted stock award plan. The RRP is administered by a Committee of Directors of the Corporation. This Committee selects recipients and terms of awards pursuant to the plan. The total shares made available for awards under the RRP plan were 12,880. The Committee has awarded 9,660 shares of common stock under the RRP. RRP awards vest in five equal annual installments, with the first award vesting on January 22, 1997, subject to the continuous employment of the recipients and the Corporation's achievement of certain performance standards as defined under such plans. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the accompanying consolidated statements of financial condition. Compensation expense related to the RRP was $28,724 and $41,423 for the years ended September 30, 1999 and 1998, respectively.

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

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK OPTION AND INCENTIVE PLAN, CONTINUED

Information with respect to these stock options is summarized below:

Outstanding at September 30, 1997              	24,146
Granted 	                                            -
Exercised	                                           -
Expired	                                             -
Outstanding at September 30, 1998              	24,146
Granted 	                                            -
Exercised	                                           -
Expired	                                             -
Outstanding at September 30, 1999	              24,146

These Options vest over a period of five years, with the first 20% vested on January 22, 1997. At September 30, 1999 and 1998 there were 14,487 and 9,658 outstanding exercisable options, respectively. These options are exercisable at $16.75 per share.

The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Compensation cost charged against operations for 1999 and 1998 was $0 for each year which reflects no options were exercised that have been granted under the Plan.

In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure. As such, the Company's net income and earnings per share for 1999 and 1998 adjusted to reflect pro forma amounts are indicated as follows:

                                 		    1999          	    1998
	Net Income
	As reported                       	$326,500	           $261,729
	Pro forma	                          326,500            	240,821

	Basic earnings per share
	As reported                           	1.16               	0.90
	Pro forma	                             1.16               	0.83

	Diluted earnings per share
	As reported                           	1.16               	0.89
	Pro forma                             	1.16               	0.82

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

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - PARENT ONLY FINANCIAL STATEMENTS

Summarized financial information concerning Home Building Bancorp, Inc., only as of September 30 is as follows:


                                     	        1999     	           1998
ASSETS
Cash	                                    $   683,349	           $ 1,228,171
Investments available for sale	              292,200                     	-
Investment in subsidiary	                  4,824,524             	4,658,382
Loan receivable from subsidiary	             128,800               	154,560
Other assets	                                228,487	               128,486
Total Assets	                            $ 6,157,360	           $ 6,169,599

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	                                  24,514                	25,361
Common stock, $.01 par value,
331,660 outstanding at September 30, 1998     	3,317                 	3,317
Paid in capital                           	6,234,002             	6,223,592
Treasury stock                             	(605,000)	             (345,000)
Dividends declared	                          (88,999)	              (93,498)
Retained earnings	                           781,503               	548,501
Unearned compensation                      	(154,031)             	(213,415)
Unrealized gain (loss) on securities
  available for sale	                        (37,946)	               20,741

Total liabilities & shareholders' equity	$ 6,157,360	           $ 6,169,599

Interest income	                         $    39,790	           $    49,838
Gain on sale of investment	                        -   	              9,803
Income(loss) from subsidiary	                341,268	               299,402
  Total income (loss)                       	381,058               	359,043
Expenses	                                    (86,420)	             (123,495)
Income (loss) before income tax expense     	294,638	               235,548
Income tax benefit (expense)	                 31,862	                26,180
Net income	                                  326,500	               261,728

Change in net unrealized gain (loss) on
   securities available for sale,
   net of reclassification adjustment
   and tax effects	                          (58,495)	                8,135
Comprehensive income	                    $   268,005	           $   269,836

HOME BUILDING BANCORP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - PARENT ONLY FINANCIAL STATEMENTS,
CONTINUED

                                  	           1999      	       1998
Cash flows from operating activities
  Net income (loss)	                     $  326,500        	$  261,728
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities
      Non cash compensation expense         	45,034	           768,307
      Increase in other assets	            (101,001)          	(82,824)
      Increase (decrease) in other
         liabilities                          	(848)           	(2,097)
      Dividends received from sub	          150,000	           150,000
      (Income) loss from subsidiary	       (341,268)	         (299,402)
  Net cash provided by operating activities  78,417	           104,235
Cash flows from investing activities
      Net (increase) decrease in
         interest-bearing deposits with banks    	-           	199,000
      Purchase of available for
         sale securities                  	(300,000)	                -
      Net decrease in loans	                 25,760	            25,760
  Net cash provided by investing activities(274,240)	          224,760
Cash flows from financing activities
Dividends paid                         	    (88,999)	          (93,498)
Purchase of Treasury Stock	                (260,000)	             -
  Net cash used by financing activities	   (348,999)	          (94,498)
Net increase (decrease) in cash           	(544,822)          	235,497
Cash at beginning of period	              1,228,171	           992,674
Cash at end of period	                  $   683,349	       $ 1,228,171

Cash dividends paid to the Corporation from the Bank for the years ended September 30,
	                                            1999    	          1998
		                                       $  150,000	         $ 150,000

HOME BUILDING BANCORP, INC.
SHAREHOLDER INFORMATION



ANNUAL MEETING

The annual meeting of shareholders will be held at 10:30 a.m., Monday, January 17, 2000, at the main office of the Corporation, located at 200 East VanTrees Street, Washington, Indiana.

STOCK LISTING

The Corporation's stock is traded on The Nasdaq Pink Sheet/Electronic Bulletin Board under the symbol "HBBI".

PRICE RANGE OF COMMON STOCK

The table below presents the quarterly range of high and low bid prices of, and dividends declared on, the Corporation's Common Stock during fiscal 1999 and 1998. The price information set forth in the table below was provided by the Nasdaq Stock Market. Such information reflects interdealer prices, without retail mark-up, mark-down or commission and therefore may not represent actual transactions.
                                  	1999                 	     1998
                        HIGH       LOW   DIVIDEND     HIGH    LOW   DIVIDEND
First Quarter         $ 18.25   $ 15.50   $ .075     $23.75  $21.25  $.075
Second Quarter        $ 17.00   $ 15.75   $ .075     $24.00  $21.00  $.075
Third Quarter         $ 15.75   $ 12.00   $ .075     $26.00  $17.00  $.075
Fourth Quarter        $ 16.00   $ 12.00   $ .075     $20.50  $18.00  $.075

Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. The Corporation paid a $.075 quarterly dividend on October 25, 1999 to shareholders of record on October 11, 1999. Restrictions on dividend payments are described in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report.

At September 30, 1999, the Corporation had approximately 350 shareholders of record and 282,793 outstanding shares of Common Stock.

SHAREHOLDERS AND GENERAL INQUIRIES

 Bruce A. Beesley, President
	Home Building Bancorp, Inc.
	200 East VanTrees Street
	Washington, Indiana  47501
	(812) 254-2641

TRANSFER AGENT

 Registrar and Transfer Company
 10 Commerce Drive
 Cranford, New Jersey 07016
 (908) 272-8511


ANNUAL AND OTHER REPORTS

The Corporation is required to file an annual report on Form 10-KSB for its fiscal year ended September 30, 1999, with the Securities and Exchange Commission. Copies of the Form 10-KSB annual report and the Corporation's quarterly reports may be obtained without charge by contacting: Bruce A. Beesley, President, Home Building Bancorp, Inc., 200 East Van Trees Street, Washington, Indiana 47501; telephone number (812) 254-2641.

	HOME BUILDING BANCORP, INC.
 CORPORATE INFORMATION




CORPORATION AND BANK ADDRESS
200 East Van Trees Street    Telephone:	(812) 254-2641
Washington, Indiana  47501   Fax:		(812) 254-2619


DIRECTORS OF THE BOARD OF HOME
BUILDING BANCORP, INC AND HOME
BUILDING SAVINGS BANK, FSB

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


C. Darrell Deem, D.D.S.
Dentist
Washington, Indiana

Gregory L. Haag
President, Haag Heating and Air Conditioning, Inc.
Washington, Indiana

James E. Scheid
Owner, Scheid Farms
Washington, Indiana

Larry G. Wilson
President, R.L. Wilson Family Farms, Inc.
Montgomery, Indiana

EXECUTIVE OFFICERS OF HOME BUILDING BANCORP.INC.

Bruce A. Beesley
President and Chief Executive Officer of Home Building Bankcorp, Inc. and Home Building Savings Bank, FSB

Debra K. Shields
Vice President and Chief Financial Officer of Home Building Bancorp, Inc. and Home Building Savings Bank, FSB

INDEPENDENT AUDITORS

Kemper CPA Group LLC
1500 Cherry Street
Mt. Carmel, Illinois  62863

SPECIAL COUNSEL

Silver, Freedman & Taff, L.L.P.
1110 New York Avenue, N.W.
Seventh Floor, East Tower
Washington, D.C.  20005

	Exhibit 21

	SUBSIDIARIES OF THE REGISTRANT

	Exhibit 21




	SUBSIDIARIES OF THE REGISTRANT

                                                              Subsidiary State
     Parent                 Subsidiary            Percent of  of Incorporation
                                                  Ownership   or Organization
Home Building Bancorp, Inc. Home Building            100%        Federal
                             Savings Bank, FSB

Home Building Savings Bank,  White River Service     100%        Indiana
FSB                          Corporation

      	Exhibit 23

	CONSENT OF EXPERTS








CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statement Nos. 333-3946 and 333-3948 of Home Building Bancorp, Inc. on Form S-8, of our report dated November 4, 1999 contained in the Annual Report to Shareholders under Exhibit 13 to Home Building Bancorp, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.



/s/ Kemper CPA Group LLC

KEMPER CPA GROUP LLC

Mt. Carmel, Illinois
December 27, 1999

	Exhibit 27

	FINANCIAL DATA SCHEDULE

36