Form 10QSB
period 1999-12-31
HOME BUILDING BANCORP INC
filed 2000-02-14
CIK 930594

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1999
                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to________________________

                         Commission File Number: 0-24896

                           HOME BUILDING BANCORP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                                     INDIANA
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   35-1935840
                      (I.R.S. Employer identification No.)

         200 EAST VANTREES STREET, WASHINGTON, INDIANA         47501
         --------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

                                 (812) 254-2641
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X}Yes { } No

The Registrant had 331,660 shares of common stock, par value $.01, outstanding at the close of business, on February 10, 2000.

Transitional Small Business Disclosure Format:

{  }    Yes         {X}    No

                           HOME BUILDING BANCORP, INC.

                                      INDEX


Part I. Financial Information                                               Page

        Item 1. Financial Statements

        Consolidated Statements of Financial Condition at December 31, 1999   1
        and September 30, 1999

        Consolidated Statements of Income for the quarters ended
        December 31, 1999 and 1998                                            2

        Consolidated Statements of Comprehensive Income for the quarters
        ended December 31, 1999 and 1998                                      3

        Consolidated Statements of Cash Flows for the quarters ended
        December 31, 1999 and 1998                                            4

        Notes to Consolidated Financial Statements                            5

        Item 2. Management's Discussion and Analysis of Financial Condition 7 and results of Operations

Part II. Other Information

        Signatures

        Index of Exhibits

        Exhibits

                           Home Building Bancorp, Inc.
                               Washington, Indiana
                 Consolidated Statements of Financial Condition

                                                                 (Unaudited)
                                                                   Dec. 31,         Sept. 30,
                                                                     1999             1999
                                                                 -----------        ---------
                                      ASSETS
Cash and due from banks                                         $  1,673,204    $  1,247,958
Interest-bearing deposits with banks                               1,364,189       4,760,057
Securities available for sale                                      4,481,928       4,634,094
Securities held to maturity, fair market
   value of $111,308 at Dec. 31, 1999 and
   $129,697 at Sept. 30, 1999                                        111,855         129,362
Loans receivable, net of allowance for loan losses of
   $89,826 at Dec. 31, 1999 and $86,288
   at Sept. 30, 1999                                              36,713,644      36,842,618
Accrued interest receivable                                          247,266         251,030
Insurance receivable                                                 340,130              --
Premises and equipment                                               741,923         744,516
Other assets                                                          93,884         277,436
                                                                ------------    ------------
     Total assets                                               $ 45,768,023    $ 48,887,071
                                                                ============    ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits                                        $ 10,600,241    $ 11,190,073
Other time deposits                                               23,044,960      24,398,525
                                                                ------------    ------------
     Total deposits                                               33,645,201      35,588,598
                                                                ------------    ------------

Advances from Federal Home Loan Bank                               5,677,863       6,677,863
Accrued expenses and other liabilities                               234,018         459,888
                                                                ------------    ------------
     Total liabilities                                            39,557,082      42,726,349
                                                                ------------    ------------

Shareholders' equity:
   Common stock, $.01 par value, 1 million shares authorized,
      331,660 issued and outstanding                                   3,317           3,317
   Additional paid-in capital                                      3,099,814       3,098,774
   Treasury stock, at cost                                          (605,000)       (605,000)
   Retained earnings                                               3,905,242       3,855,608
   Net unrealized gain on available for sale securities,
      net of deferred tax of $11,572 at Dec. 31, and
      $13,827 at Sept. 30                                            (52,882)        (37,946)
   Unearned ESOP & recognition and retention shares                 (139,550)       (154,031)
     Total shareholders' equity                                    6,210,941       6,160,722
                                                                ------------    ------------

     Total liabilities and shareholders' equity                 $ 45,768,023    $ 48,887,071
                                                                ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                           Home Building Bancorp, Inc.
                               Washington, Indiana
                        Consolidated Statements of Income

                                                             Three months ended Dec. 31,
                                                                 1999         1998
                                                                 ----         ----
                                                                  (Unaudited)
Interest income:
   Loans receivable                                           $ 728,466    $ 657,539
   Investments                                                   33,330       27,425
   Mortgage-backed securities                                    44,017       58,783
   Deposits with other banks                                     70,910       65,134
                                                              ---------    ---------
        Total interest income                                   876,723      808,881
                                                              ---------    ---------

Interest expense:
   Deposits                                                     380,846      365,659
   Other borrowed funds                                          86,933       87,245
                                                              ---------    ---------
        Total interest expense                                  467,779      452,904
                                                              ---------    ---------

Net interest income                                             408,944      355,977
Provision for loan losses                                        (3,500)      (5,000)
                                                              ---------    ---------
        Net interest income after provision for loan losses     405,444      350,977
                                                              ---------    ---------

Noninterest income:
   Gain on sale of assets                                            18        5,727
   Customer service fees                                         26,102       48,241
                                                              ---------    ---------
        Total other income                                       26,120       53,968
                                                              ---------    ---------

Noninterest expenses:
   Salaries and employee benefits                               168,832      155,945
   Occupancy and equipment                                       38,577       35,895
   Deposit insurance premium                                      5,307        4,723
   Computer expense                                              16,617       14,549
   Service fees                                                  15,511       14,813
   Advertising expense                                           13,703       13,328
   Professional fees                                             16,772       18,634
   Other expense                                                 39,485       27,000
                                                              ---------    ---------
        Total other expenses                                    314,804      284,887
                                                              ---------    ---------

Income before income taxes                                      116,760      120,058
Income tax expense                                               44,876       40,849
                                                              ---------    ---------
Net income                                                    $  71,884    $  79,209
                                                              =========    =========

Basic earnings per share of common stock                      $    0.25    $    0.28
                                                              =========    =========
Weighted average shares outstanding                             283,354      286,258
                                                              =========    =========

Diluted earnings per share of common stock                    $    0.25    $    0.28
                                                              =========    =========
Diluted weighted average share outstanding                      283,354      286,985
                                                              =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                           Home Building Bancorp, Inc.
                               Washington, Indiana
                 Consolidated Statements of Comprehensive Income

                                                             Three months ended Dec. 31,
                                                                 1999         1998
                                                                 ----         ----
                                                                  (Unaudited)

Net income                                                    $ 71,884    $ 79,209

Other comprehensive income, net of income tax:
    Unrealized holding gains and (losses)                      (14,936)     (3,383)
                                                              --------    --------

Comprehensive income                                          $ 56,948    $ 75,826
                                                              ========    ========




























   The accompanying notes are an integral part of these consolidated financial statements.

                           Home Building Bancorp, Inc.
                               Washington, Indiana
                      Consolidated Statements of Cash Flows

                                                               Three months ended Dec. 31,
                                                                   1999         1998
                                                                   ----         ----
                                                                      (Unaudited)
Cash flows from operating activities:
  Net income                                                  $    71,884    $    79,209
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                               8,736          9,714
        Non cash compensation                                      15,521         20,653
        Provision for loan losses                                   3,500          5,000
        Net realized gains on available for sale securities            --             --
        Decrease in insurance receivable                               --             --
        Decrease in accrued interest receivable                     3,764         12,993
        Increase (decrease) in accrued expenses
             and other liabilities                               (225,871)      (171,673)
        (Increase) decrease in other assets                       194,710        127,643
                                                              -----------    -----------
        Total adjustments                                             360          4,330
                                                              -----------    -----------
 Net cash provided by operating activities                         72,244         83,539
                                                              -----------    -----------

Cash flows from investing activities:
  Net (increase) decrease in interest-
         bearing deposits with banks                            3,395,868       (393,116)
  Purchases of available for sale securities                           --             --
  Proceeds from maturities of available for sale securities       126,072        932,072
  Proceeds from sales of available for sale securities                 --             --
  Proceeds from maturities of held to maturity securities          17,507         26,259
  Net increase in loans                                          (214,656)    (1,778,741)
  Net purchases of premises and equipment                          (6,142)        (4,529)
                                                              -----------    -----------
Net cash (used) provided by investing activities                3,318,649     (1,218,055)
                                                              -----------    -----------

Cash flows from financing activities:
  Net increase in savings and
     NOW deposit accounts                                        (589,832)       749,665
  Net increase in time deposits                                (1,353,565)     1,548,590
  Purchase of 15,000 shares treasury stock                             --       (260,000)
  Paydowns on Federal Home Loan Bank Advances                  (1,000,000)            --
  Dividends paid                                                  (22,250)       (22,250)
                                                              -----------    -----------
  Net cash provided by financing activities                    (2,965,647)     2,016,005
                                                              -----------    -----------
Net increase in cash and due from banks                           425,246        881,489
Cash and due from banks at beginning of period                  1,247,958      1,366,761
                                                              -----------    -----------
Cash and due from banks at end of period                      $ 1,673,204    $ 2,248,250
                                                              ===========    ===========

Interest paid                                                 $   467,779    $   467,492
                                                              ===========    ===========

Income taxes paid                                             $    17,227    $    80,144
                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           Home Building Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


Note 1:  Basis of Presentation

The unaudited information for the quarters ended December 31, 1999 and December 31, 1998, includes the results of operations of Home Building Bancorp, Inc. (the "Company") and its wholly owned subsidiary Home Building Savings Bank, FSB (the "Bank"). In the opinion of management of the Company the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 1999. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Home Building Bancorp, Inc., Home Building Savings Bank, FSB, and the Bank's subsidiary, White River Service Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.


Note 3:  Stock Conversion

On February 7, 1995, Home Building Bancorp, Inc. began trading as a public company on the Nasdaq SmallCap Market. The Company issued 322,000 shares, $.01 par value common stock, for proceeds of $2,858,862 net expenses of approximately $361,000. The Bank converted to a federal stock savings bank following the formation of the holding company and received proceeds of $1,432,853 in exchange for all its common stock. This transaction was accounted for using historical cost in a manner similar to that in a pooling of interests. In February 1999, the Company's stock listing was moved from the NASDAQ SmallCap Market to the "pink sheets" published by the National Quotations Bureau, Inc.


Note 4:  Earnings Per Common Share

Basic earnings of $0.25 per common share for the most recent quarter was computed by dividing net income by the weighted average number of shares outstanding during the quarter, less Employee Stock Ownership Plan ("ESOP") shares and Recognition and Retention Plan ("RRP") shares not committed for release. The weighted average number of shares outstanding for the period was 283,354. Dilutive earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent quarter were $0.25 per share. A reconciliation of both numerators and denominators of the per share calculations follows:

                           Home Building Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                   (Concluded)

Note 4:  Earnings Per Common Share, continued

                                              For the Three Months Ended December 31, 1999
                                              --------------------------------------------
                                             Income             Shares              Per-Share
                                           (Numerator)       (Denominator)           Amount
BASIC EPS
Income available to common shareholders      $71,884            283,354              $0.25
Effect of dilutive securities:
  Incentive stock option plan shares                                727
DILUTED EPS
Income available to common shareholders+
assumed conversions                          $71,884            283,041              $0.25


                                              For the Three Months Ended December 31, 1998
                                              --------------------------------------------
                                             Income             Shares              Per-Share
                                           (Numerator)       (Denominator)           Amount
BASIC EPS
Income available to common shareholders      $79,209            286,258              $0.28
Effect of dilutive securities:
  Incentive stock option plan shares                                727
DILUTED EPS
Income available to common shareholders+
assumed conversions                          $79,209            286,985              $0.28


Note 5:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $3,538 to $89,826 for the three-month period ended December 31, 1999 compared to September 30, 1999. This increase was the net effect of charge-offs and an additional provision of $3,500 for loan losses made during the period ended December 31, 1999. Activity in the allowance for loan losses was as follows:

                                  For the three months ended December 31,
                                     1999                 1998
                                     ----                 ----

              Beginning             $ 86,288           $ 92,249

                Provision              3,500              5,000
                Charge-offs               38             (3,624)
                Recoveries                --                 --
                                    --------           --------

                Ending              $ 89,826           $ 93,625
                                    ========           ========

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

GENERAL

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity that is permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. The Company had no significant assets at December 31, 1999 other than its equity investment in the Bank's stock, cash, investments, and a loan to the Bank' Employee Stock Ownership Plan ("ESOP").

Established in 1908, the Bank is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area covers Daviess and Pike counties in southwestern Indiana. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgages, automobile and consumer loans, and to a lesser extent commercial, multi-family and construction real estate loans. The Bank also invests in U.S. government and agency obligations and may invest in other permissible investments.

The Bank's results of operations are primarily dependent upon its net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Bank's results of operations are also affected by the provision for loan losses and the level of noninterest income and expenses. Noninterest income consists primarily of service charges and net income from the Bank's wholly owned service corporation subsidiary, White River Service Corporation. Noninterest expense includes salaries and employee benefits, occupancy expenses, federal deposit insurance premiums, data processing expenses, and other operating expenses. The operating results of the Bank are also affected by general economic conditions, the monetary and fiscal policies of federal agencies, and the policies of agencies that regulate financial institutions. Interest rates on competing investments and general market rates of interest influence the Bank's cost of funds. Lending activities are influenced by the demand for real estate loans and other types of loans, which in turn is affected by the rates of interest at which loans are offered, general economic conditions affecting loan demand, and the availability of funds for lending activities.

FINANCIAL CONDITION

For the three months ended December 31, 1999, total assets decreased approximately $3.1 million to $45.8 million from $48.9 million at September 30, 1999. Loans receivable decreased approximately $129,000 to $36.7 million at December 31, 1999. Total cash and cash equivalents increased approximately $425,000, while interest bearing deposits with banks decreased $3.4 million. The Bank reclassified $340,000 from loans receivable to an insurance receivable due to an employee defalcation.

Liabilities decreased by approximately $3.2 million. Deposits decreased $1.9 million with the scheduled withdrawal of some public funds. The Bank maintained deposit interest rates which are competitive for its marketplace, and often bids on large public fund deposits. These may cause significant changes in both total customer deposits and short term investments and deposits by the Bank. The Bank's advances from the Federal Home Loan Bank ("FHLB") also decreased $1.0 million due to a scheduled maturity.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

RESULTS OF OPERATIONS:
COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998.

GENERAL. The Bank experienced a net profit of $71,884 for the quarter compared to a profit of $79,204 for the same period in 1998. A increase in net interest income was more than offset by increased noninterest expense and lower noninterest income compared to the same period a year ago.

INTEREST INCOME. Total interest income increased $68,000, or 8.4%, to $877,000 for the period ended December 31, 1999 compared to $809,000 the same period last year. Interest income earned on the Bank's loan portfolio increased $70,000 to $728,000 for the quarter compared to $658,000 for the same quarter in 1998. This increase was due to growth in the loan portfolio, particularly mortgages, compared to a year ago. Interest income from investment and mortgage-backed securities decreased approximately $9,000 during the quarter ended December 31, 1999 compared to the same quarter a year ago as these assets continue to pay down. Income on deposits for the most recent quarter increased $6,000 to $71,000. The weighted average yield on earning assets was 7.33% for the three months ended December 31, 1999 compared to 7.23% for the three months ended December 31, 1998.

INTEREST EXPENSE. Total interest expense increased $15,000, or 3.3% to $468,000 for the quarter ended December 31, 1999, compared to $453,000 the same quarter a year ago. The increase was due to a higher volume of deposits during most of the period compared to a year ago. While total deposits had decreased $1.9 million by the end of the quarter ended December 31, 1999, the Bank was able to reduce its average cost of deposits and borrowed funds to 4.40% for the most recent quarter from 4.52% for the same quarter a year ago. Some of the decrease resulted from the scheduled withdrawal of short-term public funds deposits, on which a higher than avergage interest rate was being paid. The Bank does not rely on these funds for regular operations. The Bank is able to compete aggressively for savings funds in its markets when adequate spreads on loans or investments become available. FHLB advances also remain a liability management tool.


NET INTEREST INCOME. Net interest income before provision for loan losses increased $53,000, or 14.88%, to $409,000 for the quarter ended December 31, 1999, compared to $356,000 for the same quarter in 1998. As of December 31, 1999 interest-earning assets were 110.1% of interest bearing liabilities. On the asset side, the Bank's fixed rate mortgage and mortgage-backed security portfolio grew approximately $200,000 during the period. The adjustable rate loan portfolio remained stable. Installment and commercial loans decreased approximately $630,000. On the liability side, the Bank's certificate of deposit and savings/NOW deposits both decreased during the quarter. The Bank's liabilities are generally shorter in term and subject to repricing more frequently than assets; accordingly, an increase in interest rates could adversely affect the Company's net income. The Bank continues to stress consumer and installment lending. Interest rate risk is monitored to assure compliance with the Bank's policy. Investments stress shorter-term and adjustable securities to respond to changing rates. The Bank, as a thrift institution, continues to have exposure to interest rate risk in compliance with its board's policy.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month period ended December 31, 1999, a $3,500 provision was charged against earnings to increase the level of the allowance for loan losses. The Bank adjusts its allowance in accordance with its Classified Assets Policy. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, its current level of reserves, the economy, real estate values, and interest rates. The Bank has had a low level of loan losses during its history and therefore considers the loss experience of similar portfolios in comparable lending markets and institutions. Federal regulators may require additional reserves as a result of their examinations of the Bank. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of December 31, 1999, the Bank's allowance for loan losses was $90,000 compared to $93,000 one year earlier.

As of December 31, 1999 the Bank's nonperforming assets totaled $228,000, or 0.50% of total assets. At the same date the Bank's ratio of allowance for loan losses to nonperforming assets was 39.5%. At September 30, 1999 the Bank's nonperforming assets totaled $129,000, or .26% of total assets and the Bank's loan loss allowance represented 66.6% of nonperforming assets.

NONINTEREST INCOME. Noninterest income decreased $28,000, or 51.60%, to $26,000 for the most recent quarter compared to $54,000 for the same quarter a year ago. The decrease resulted from lower profit from the Bank's service corporation subsidiary brokergage operation. Also, profit from the sale of an asset in the same quarter a year ago did not reoccur during this most recent quarter.

NONINTEREST EXPENSE. Total noninterest expense increased $30,000, or 10.50%, to $315,000 for the most recent quarter compared to $285,000 for the same quarter a year ago. During the most recent quarter the Bank incurred a deductible expense on its fidelity bond of $10,000 due to an employee defalcation. Also, salaries and benefits increased with the addition of one full-time employee compared to the same quarter a year ago.

INCOME TAX EXPENSE. Income tax expense was $45,000 during the most recent quarter compared to $41,000 the same quarter a year ago. The amount of expense accrued each quarter for tax expense is based on management's estimate of future tax liability.

LIQUIDITY AND CAPITAL REQUIREMENTS. The Bank's main sources of funds are deposits, loan and investment repayments, fees and service charges and FHLB advances. Federal regulations require the Bank to maintain cash and eligible investments as liquidity to assure the Bank's ability to meet demands for withdrawals and repayments of short-term borrowings. As of December 31, 1999 the Bank's liquidity ratio was 16.61%, which is well above regulatory requirement.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At December 31, 1999 the Bank had outstanding commitments to extend credit totaling $762,000. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investments and meet loan demand, but they are not relied upon in the regular course of business. At December 31, 1999 certificates of deposit schedule to mature in one year or less totaled $15.6 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Bank. The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position as of December 31, 1999 relative to the regulatory capital requirements.

                                        Amount
                                    (in thousands)       Percent of Assets
                                    --------------       -----------------

Tangible Capital                     $  4,883                 10.74%
Tangible Capital Requirement        $     682                  1.50%
                                    ---------                 -----
Excess                               $  4,201                  9.24%

Core Capital                         $  4,883                 10.73%
Core Capital Requirement             $  1,819                  4.00%
                                     --------                 -----
Excess                               $  3,064                  6.73%

Total Capital (Core & Supple.)      $   4,973                 19.30%
Risk-Based Capital Requirement      $   2,062                  8.00%
                                    ---------                 -----
Excess                              $   2,911                 11.30%


YEAR 2000

         Home Building Savings Bank has not experience any data processing or other operational problems connected with the Year 2000 event. Moreover, management is not aware of any significant operational problems among the Bank's correspondent institutions, data processing providers, or others vendors, which would have an effect on the Bank's operations. The Bank did not experience any noticeable deposit withdrawals or other activity by Bank's customers that had any impact on operations. Management does believe, however, that profitability of the Bank's brokerage operation subsidiary was hurt by lack of activity in the quarter leading up to the Year 2000 event, and anticipates a return to more average levels of activity and income in coming quarters.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27:   Financial Data Schedule (electronic filing only)

         (b)    Reports on Form 8-K

                Date of Report:  November 9, 1999

                Items Reported: Item 5, Press release announcing the date of its annual meeting.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOME BUILDING BANCORP, INC.
                                  Registrant



Date: February 14, 2000           /s/ Bruce A. Beesley
      ------------------------    --------------------------------------------
                                  Bruce A. Beesley, President and Chief
                                   Executive Officer (Duly Authorized Officer)



Date: February 14, 2000           /s/ Debra K. Shields
      ------------------------    --------------------------------------------
                                  Debra K. Shields, Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                                INDEX OF EXHIBITS



EXHIBIT             DESCRIPTION

27                  Financial Data Schedule (electronic filing only)