Form 10QSB/A
period 1999-12-31
HOME BUILDING BANCORP INC
filed 2000-03-03
CIK 930594

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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
                                    ========           ========



Note 6:  Insurance Receivable

During the most recent quarter the bank discovered an employee fraud involving $350,130 in ficticious loans on savings accounts. Of this amount, $340,130 was reclassified from loans receivable to an insurance receivable, because management believes the loss is covered by the Company's fidelity bond. The difference of $10,000, representing the deductible of the Bank's fidelity bond, was recorded as another, noninterest expense. Management, working with counsel, is compiling information to submit a claim and has already notified the bond carrier.

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

FINANCIAL CONDITION


For the three months ended December 31, 1999, total assets decreased approximately $3.1 million to $45.8 million from $48.9 million at September 30, 1999. Loans receivable decreased approximately $129,000 to $36.7 million at December 31, 1999. This net decrease included the reclassification of $340,130 from loans receivable to an insurance receivable as the result of the discovery of an employee fraud involving fictitious loans. The defalcation took place over a period of six years, but was not prevented or detected earlier because it did not result in any cash shortages, accounting imbalances, or from the usurpation of duties from other personnel. The Bank now uses the same procedures for origination and accounting of loans on savings accounts as on any other type of secured installment loan. See Note 6 to Consolidated Financial Statements. Total cash and cash equivalents increased approximately $425,000, while interest bearing deposits with banks decreased $3.4 million. The Bank reclassified $340,000 from loans receivable to an insurance receivable due to an employee defalcation.


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


NONINTEREST EXPENSE. Total noninterest expense increased $30,000, or 10.50%, to $315,000 for the most recent quarter compared to $285,000 for the same quarter a year ago. During the most recent quarter the Bank discovered and employee defalcation. The Bank's fidelity bond insurance deductible of $10,000 was incurred as a nonoperating expense in this quarter. See Note 6 to Consolidated Financial Statements. Also, salaries and benefits increased with the addition of one full-time employee compared to the same quarter a year ago.


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



Date: March 1, 2000                /s/ Bruce A. Beesley
      ------------------------    --------------------------------------------
                                  Bruce A. Beesley, President and Chief
                                   Executive Officer (Duly Authorized Officer)



Date: March 1, 2000                /s/ Debra K. Shields
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