Form 10QSB
period 2000-03-31
HOME BUILDING BANCORP INC
filed 2000-05-10
CIK 930594

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

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

                  200 East VanTrees Street, Washington, Indiana
                      47501 (Address of principal executive
                               offices)(Zip Code)

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

{X}Yes      {  } No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                                      Outstanding
------------------------------------            ----------------------------
         Common Stock                           296,660 as of April 28, 2000

Transitional Small Business Disclosure Format (check one):
{ } Yes          {X} No






                           HOME BUILDING BANCORP, INC.

                                      INDEX


Part I. Financial Information                                                                 Page

Item 1.   Financial Statements

         Consolidated Statements of Financial Condition at March 31, 2000                       1
         and September 30, 1999

         Consolidated Statements of Income for the three and six months
         ended March 31, 2000 and 1999                                                          2

         Consolidated Statements of Comprehensive Income for the three
         and six months ended March 31, 2000 and 1999                                           3

         Consolidated Statements of Cash Flows for the six months ended
         March 31, 2000 and 1999                                                                4

         Notes to Consolidated Financial Statements                                             5

Item 2.   Management's Discussion and Analysis of Financial Condition                           8
          and Results of Operations

Part II. Other Information                                                                     13

         Signatures                                                                            14

         Index of Exhibits                                                                     15






                           Home Building Bancorp, Inc.
                               Washington, Indiana
                 Consolidated Statements of Financial Condition


                                                                      March 31,              Sept. 30,
                                      ASSETS                            2000                     1999
                                      ------                       -------------         ----------------
Cash and due from banks                                            $   1,525,869         $    1,247,958
Interest-bearing deposits with banks                                   2,709,142              4,760,057
Securities available for sale                                          4,357,620              4,634,094
Securities held to maturity, fair market value of $93,050
   at March 31, and $129,697 at Sept. 30                                  93,788                129,362
Loans receivable, net of allowance for loan losses of
   $88,101 at March 31, and $86,288 at Sept. 30                       35,970,457             36,842,618
Accrued interest receivable                                              223,539                251,030
Insurance receivable                                                     352,044                    -
Premises and equipment                                                   734,253                744,516
Other assets                                                             209,720                277,436
                                                                   -------------         --------------
     Total assets                                                  $  46,176,432         $   48,887,071
                                                                   =============         ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits                                           $  10,932,772         $   11,190,073
Other time deposits                                                   22,998,439             24,398,525
                                                                   -------------         --------------
     Total deposits                                                   33,931,211             35,588,598
                                                                   -------------         --------------

Advances from Federal Home Loan Bank                                   5,677,863              6,677,863
Accrued expenses and other liabilities                                   318,430                459,888
                                                                   -------------         --------------
     Total liabilities                                                39,927,504             42,726,349
                                                                   -------------         --------------

Shareholders' equity:
   Common stock, $.01 par value, 1 million shares authorized,
      331,660 issued                                                       3,317                  3,317
   Additional paid-in capital                                          3,097,637              3,098,774
   Treasury stock, 35,000 shares at cost                                (605,000)              (605,000)
   Retained earnings                                                   3,940,587              3,855,608
   Accumulated other comprehensive income                                (62,543)               (37,946)
   Unearned ESOP & recognition and retention shares                     (125,070)              (154,031)
                                                                   --------------        ---------------
     Total shareholders' equity                                        6,248,928              6,160,722
                                                                   -------------         --------------

     Total liabilities and shareholders' equity                    $  46,176,432         $   48,887,071
                                                                   =============         ==============


See accompanying notes.


                                            Home Building Bancorp, Inc.
                                                Washington, Indiana
                                         Consolidated Statements of Income

                                                                     Three months ended             Six months ended
                                                                        March 31,                      March 31,
                                                              -----------------------------     --------------------------
                                                                   2000             1999             2000          1999
                                                              ------------     ------------     ------------  ------------
Interest income:
    Loans receivable                                           $   692,326      $  681,275     $ 1,420,792     $ 1,338,814
    Investments                                                     32,991          27,191          66,321          54,616
    Mortgage-backed securities                                      43,095          54,595          87,112         113,378
    Deposits with other banks                                       41,578          69,817         112,488         134,951
                                                               -----------      ----------     -----------     -----------
       Total interest income                                       809,990         832,878       1,686,713       1,641,759
                                                               -----------      ----------     -----------      ----------

Interest expense:
    Deposits                                                       357,909         371,056         738,755         736,715
    Other borrowed funds                                            78,927          85,473         165,860         172,718
                                                               -----------      ----------     -----------      ----------
       Total interest expense                                      436,836         456,529         904,615         909,433
                                                               -----------      ----------     -----------      ----------

Net interest income                                                373,154         376,349         782,098         732,326
Provision for loan losses                                                -          10,000           3,500          15,000
                                                               -----------      ----------     -----------      ----------

    Net interest income after provision for loan losses            373,154         366,349         778,598         717,326
                                                               -----------      ----------     -----------      ----------

Noninterest income:
    Gain on sale of assets                                              13           4,657              31          10,384
    Customer service fees                                           27,683          41,142          53,785          89,383
                                                               -----------     -----------     -----------      ----------
       Total other income                                           27,696          45,799          53,816          99,767
                                                               -----------     -----------     -----------      ----------

Noninterest expenses:
    Salaries and employee benefits                                 158,693         154,491         327,525         310,436
    Occupancy and equipment                                         34,628          36,539          73,205          72,434
    Deposit insurance premium                                        1,913           5,056           7,220           9,779
    Computer expense                                                16,225          19,827          32,842          34,376
    Service fees                                                    14,344          16,688          29,855          31,501
    Advertising expense                                             12,236          14,656          25,939          27,984
    Professional fees                                               38,709          14,874          55,481          33,508
    Other expense                                                   34,307          34,064          73,792          61,064
                                                               -----------     -----------     -----------      ----------
       Total other expenses                                        311,055         296,195         625,859         581,082
                                                               -----------     -----------     -----------      ----------

Income before income taxes                                          89,795         115,953         206,555         236,011
Income tax expense                                                  32,201          34,040          77,077          74,889
                                                               -----------     -----------     -----------      ----------

Net income                                                     $    57,594     $    81,913     $   129,478      $  161,122
                                                               ===========     ===========     ===========      ==========

Basic earnings per share of common stock                       $      0.20     $      0.29     $      0.46      $     0.57
                                                               ===========     ===========     ===========      ==========
Weighted average shares outstanding                                284,476         279,954         283,915         283,147
                                                               ===========     ===========     ===========      ==========

Diluted earnings per share of common stock                     $      0.20     $     0.29      $      0.46      $     0.57
                                                               ===========     ==========      ===========      ==========
Diluted weighted average shares outstanding                        284,476        279,954          283,915         283,333
                                                               ===========     ==========      ===========      ==========

                                              See accompanying notes.


                                            Home Building Bancorp, Inc.
                                                Washington, Indiana
                                  Consolidated Statements of Comprehensive Income


                                                                     Three months ended             Six months ended
                                                                        March 31,                       March 31,
                                                             ----------------------------     --------------------------
                                                                 2000            1999             2000          1999
                                                             ------------    ------------     ------------  ------------

Net income                                                    $   57,594      $  81,913          $ 129,478   $ 161,122

Other comprehensive income, net of income tax:
     Unrealized holding gains and (losses)                        (9,661)        (8,089)           (24,597)    (11,472)
                                                              ----------      ---------          ---------   ---------

Comprehensive income                                          $   47,933      $  73,824          $  84,881   $ 149,650
                                                              ==========      =========          =========   =========



See accompanying notes.

                          Home Building Bancorp, Inc.
                              Washington, Indiana
                     Consolidated Statements of Cash Flows

                                                                                     Six months ended March 31,
                                                                          ------------------------------------------
                                                                               2000                        1999
                                                                          -------------               --------------
Cash flows from operating activities:
Net income                                                                $    129,478                $    161,122
Adjustments to reconcile net income to net cash
  provided by (used by) operating activities:
     Depreciation and amortization                                              17,472                      19,377
     Non cash compensation                                                      27,824                      38,994
     Other gains and losses, net                                                     -                     (10,384)
     Net realized gains on available-for-sale securities                             -                           -
     Change in accrued interest receivable                                      27,491                       6,172
     Change in accrued expenses and other liabilities                         (141,458)                    (95,391)
     Change in other assets                                                     73,401                     (65,544)
     Provision for loan losses                                                   3,500                      15,000
                                                                          ------------                ------------
Net cash provided by operating activities                                      137,708                      69,346
                                                                          ------------                ------------

Cash flows from investing activities:
  Net change in interest-bearing deposits with banks                         2,050,915                    (310,550)
  Purchases of available for sale securities                                   (96,513)                 (1,000,127)
  Proceeds from maturities of available for sale securities                    330,790                   1,722,689
  Proceeds from sales of available for sale securities                               -                           -
  Proceed from maturities of held to maturity securities                        35,574                      50,984
  Net increase in loans                                                        528,531                  (2,026,290)
  Net purchases of premises and equipment                                       (7,208)                     (6,277)
                                                                          ------------                ------------
Net cash used in investing activities                                        2,842,089                  (1,569,571)
                                                                          ------------                ------------

Cash flows from financing activities:
  Net change in deposits                                                    (1,657,387)                  1,532,397
  Purchase of 15,000 shares of treasury stock                                        -                    (260,000)
  Proceeds from Federal Home Loan Bank advances                             (1,000,000)                          -
  Dividends paid                                                               (44,499)                    (44,499)
                                                                          ------------                ------------
Net cash provided by financing activities                                   (2,701,886)                  1,227,898
                                                                          ------------                ------------

Net increase in cash and due from banks                                        277,911                    (272,327)
Cash and due from banks at beginning of period                               1,247,958                   1,366,761
                                                                          ------------                ------------
Cash and due from banks at end of period                                  $  1,525,869                $  1,094,434
                                                                          ============                ============
Supplemental cash flow information:

     Interest paid                                                        $    936,093                $    908,220
                                                                          ============                ============
     Income taxes paid                                                    $    110,187                $    169,954
                                                                          ============                ============







                                              See accompanying notes.

                           Home Building Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Home Building Bancorp, Inc. (the "Company"), Home Building Savings Bank, FSB (the "Bank"), and the Bank's subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management of the Company, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated
September 30, 1999. The results of the period presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.


Note 2:  Earnings Per Common Share

Basic earnings of $0.20 per common share for the three month period and $0.46 for the six month period ended March 31, 2000, were computed by dividing net income by the weighted average number of shares outstanding during the quarter, less unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares. Diluted earnings per share give effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent three-month period were $0.20 per share and $0.46 for the six-month period ended March 31, 2000. A reconciliation of both numerators and denominators of the per share calculations follows:


                                                            Income                  Shares                Per-Share
                                                          (Numerator)            (Denominator)             Amount
                                                          -----------            -------------            ---------
For the Three Months Ended March 31, 2000
Basic EPS,
Income available to common shareholders                     $  57,594                  284,476              $ 0.20
Effect of dilutive securities:
  Incentive stock option plan shares                                                        -
Diluted EPS
Income available to common shareholders+
assumed conversions                                            57,594                  284,476                0.20

For the Six Months Ended March 31, 2000
Basic EPS,
Income available to common shareholders                       129,478                  283,915                0.46
Effect of dilutive securities:
  Incentive stock option plan shares                                                         -
Diluted EPS
Income available to common shareholders +
assumed conversions                                           129,478                  283,915                0.46



                                            Home Building Bancorp, Inc.
                                    Notes to Consolidated Financial Statements
                                              March 31, 2000 and 1999


Note 2:  Earnings Per Common Share, continued
For the Three Months Ended March 31, 1999
Basic EPS,
Income available to common shareholders                        81,913                  279,954                0.29
Effect of dilutive securities:
  Incentive stock option plan shares                                                       -
Diluted EPS
Income available to common shareholders +
assumed conversions                                            81,913                  279,954                0.29

For the Six Months Ended March 31, 1999
Basic EPS,
Income available to common shareholders                       161,122                  283,147                0.57
Effect of dilutive securities:
  Incentive stock option plan shares                                                       186
Diluted EPS
Income available to common shareholders +
assumed conversions                                           161,122                  283,333                0.57


Note 3:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $2,000 to $88,000 for the six-month period ended March 31, 2000. Activity in the allowance for loan losses was as follows:

                                          For the six months ended March 31,
                                        --------------------------------------
                                           2000                       1999
                                        -----------               -----------

         Beginning                       $   86,000               $   92,000

             Provision                        3,500                   15,000
             Charge-offs                     (1,700)                 (18,900)
             Recoveries                         100                      900
                                         ----------               ----------

         Ending                          $   88,000               $   89,000
                                         ==========               ==========


Note 4:  Insurance Receivable

During December of 1999, management discovered an employee fraud involving approximately $350,000 in fictitious loans on savings accounts. Of this amount, $340,000, combined with various professional fees has been recorded as an insurance receivable, because management believes the loss is covered by the Company's fidelity bond. The difference of $10,000, representing the deductible of the Bank's fidelity bond, was recorded as an other, noninterest expense. Management, working with counsel, has submitted a claim to its bond carrier and is awaiting their review.

                           Home Building Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999


Note 4:  Insurance Receivable, continued

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

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. At March 31, 2000, the Company had no significant assets other than its equity investment in the bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan ("ESOP").

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

Financial Condition

During the six months ended March 31, 2000, total assets decreased approximately $2.7 million to $46.2 million from $48.9 million at September 30, 1999. Cash and due from banks increased $278,000, while interest-bearing deposits decreased $2.1 million. Net loans receivable decreased $0.8 million, to $36.0 million on March 31, 2000 from $36.8 million on September 30, 1999. The Company had $4.4 million in securities available for sale and only $94,000 in held to maturity at March 31, 2000.


Total liabilities decreased by approximately $2.8 million during the six-month period, to $39.9 million at March 31, 2000 from $42.7 million at September 30, 1999. Of the decrease, $1.0 million related to the payoff of a Federal Home Loan Bank advance, while $1.7 million was reduction in deposit accounts, primarily time deposits.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


Results of Operations:
Comparison of the three and six months ended March 31, 2000 and 1999.

General. The Company recorded a net profit of $58,000 for the quarter and $129,000 for the six months ended March 31, 2000, compared to net profits of $82,000 and $161,000 for the same periods in 1999. Results of operations for the second quarter were impacted by lower noninterest income and higher noninterest expense. Year to date, these same trends were apparent but net interest income is up $50,000, year to date, and stable for the quarter. Lower noninterest income from the Bank's investment services subsidiary and higher professional fees, related to the employee fraud discovered in December 1999, were primary drivers of these changes.

Interest Income. Total interest income decreased $23,000, or 2.8%, to $810,000 for the three months ended March 31, 2000, compared to the same period last year. Interest income on loans increased $11,000 for the three months ended March 31, 2000 compared to a year ago due to higher loan volumes. Lower volumes of mortgage-backed securities and deposits with other banks reduced interest from these sources by a total of $40,000 for the most recent quarter compared to the same quarter a year ago. The sources of interest income reflect the changes in the asset mix, with a higher proportion of assets in loans and less in securities. For the six-month period interest income increased $45,000, or 2.7%, to $1,687,000 compared to $1,642,000 during the first six months of fiscal year 1999.

Interest Expense. Total interest expense decreased $20,000, or 4.4%, to $437,000 for the most recent quarter compared to the same quarter a year ago. Interest on deposits decreased slightly and interest expense on FHLB advances declined due to the $1.0 million payment on funds borrowed.

The weighted average cost of deposits at March 31, 2000 was 4.2% compared to 4.3% at December 31, 1999. The overall cost of funds, including all FHLB advances, was 4.4% on March 31, 2000 compared to 4.5% on December 31, 1999. These numbers reflect the Bank's ability to keep deposit rates stable despite rising interest rates during the quarter. The Bank is able to compete aggressively for savings funds when adequate spreads on loans or investments are available. FHLB advances have been an effective liability management tool in the past as well.

Net Interest Income. Net interest income, before provision for loan losses, decreased $3,000, or 0.8%, to $373,000 for the quarter compared to the same quarter a year ago. For the six month period ended March 31, 2000, average interest-earning assets were 108.5% of average interest bearing liabilities. Local demand for mortgage loans has declined during the six-month period as rates have increased. Net loans receivable decreased $0.9 million to $36.0 million at March 31, 2000 compared to $36.8 million at September 30, 1999.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


Net Interest Income, continued

Total deposits decreased during the six-month period by approximately $1.7 million to $33.9 million from $35.6 million. The Bank's advances from the FHLB declined by $1.0 million due a scheduled maturity. Additionally, the Company regularly bids on short-term funds, such as short-term public funds. At any time the Company could decline to bid on such funds, and allow them to be withdrawn if acceptable spreads are not available. The Company's liabilities are generally shorter in term and subject to repricing more frequently than assets.

The Company continues to stress consumer and installment lending, shorter-term (15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable securities to respond to changing rates. The Company, as a thrift institution, continues to have exposure to interest rate risk comparable to its peers. Based on the latest available OTS Interest Rate Risk Exposure Report, the net present value of the Bank, as a percent of assets in the +200bp scenario, would be 8.34%.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three-month period ended March 31, 2000 no additional provision was recorded and net charge-offs were only $2,000 year to date. The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may require additional reserves as a result of their examinations of the Company, but have not done so. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of March 31, 2000 the Company's allowance for loan losses was $88,000 compared to $86,000 on September 30, 1999. Over the six-month period $1,700 in losses, net of recoveries, were recognized and $3,500 in additions were made to the loan loss reserve.

As of March 31,2000, the Company's nonperforming assets totaled $179,000, or 0.39% of total assets. At the same date, the Company's ratio of allowance for loan losses to nonperforming assets was 49.2%.

Noninterest Income. Noninterest income decreased $18,000, or 39.5%, to $28,000 for the most recent quarter compared to the same quarter a year ago. For the six-month period noninterest income decreased $46,000, or 46.1%, to $54,000 for the period. During both the most recent quarter and year to date the gains from sale of assets and customer service fees decreased compared to a year ago. The Company does not depend on the regular or periodic sale of assets for income, but during the quarter and the six-month period in the 1999 fiscal year, some investment securities were called at profit to the Bank. Customer services fees decreased $36,000, or 39.8%, to $54,000 for the six month period ended March 31, 2000 compared to $89,000 for the same period a year ago. Of this decline, $31,000, 86.1%, resulted from lower fees from investment sales generated by the Bank's investment advisory subsidiary.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


Noninterest Expense. Total noninterest expense increased $15,000, or 5.0%, to $311,000 for the latest quarter compared to $296,000 for the same quarter a year ago. The increases were due to salaries and benefits, professional fees, and other expense. For the six months noninterest expense increased $45,000, to $626,000 compared to $581,000 for the same period a year ago. The increase was due to higher salaries and benefits, professional expenses and other expenses. Compared to the same period a year ago the Bank has added a full time commercial loan officer. In addition, during December 1999, management discovered an employee fraud and the Company has incurred higher professional fees related to this matter.

During April 2000, the Company entered into a separation and severance agreement with its Chief Executive Officer. Pursuant to the terms of the agreement, he will continue to receive salary and benefits for a period of time. In April 2000, the Company accrued and expensed approximately $104,000 related to this agreement.

Income Tax Expense. Income tax expense was $32,201 for the most recent quarter compared to $34,040 for the same quarter a year ago. For the six months ended March 31, 2000, tax expense was $77,077 compared to $74,889 for the period a year ago. Tax expense reflects the level of profitability for the respective periods.

Liquidity and Capital Requirements. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges, and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments at levels that assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of March 31, 2000, the Bank had cash and due from banks, deposits, and securities available for sale equal to 25.3% of total deposits and FHLB advances.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At March 31, 2000, the Bank had outstanding commitments to extend credit totaling $264,900. Management believes loan repayments, deposits, and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, or as an alternative source of liquid funds, but are not relied upon in the regular course of business.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at March 31, 2000, relative to the regulatory capital requirements.


                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (concluded)

Liquidity and Capital Requirements, continued

                                                       Amount
                                                   (in thousands)          Percent of Assets
                                                   --------------          -----------------

Tier 1 Core Capital                                   $ 4,909                     10.72%
Core Capital Requirement                              $ 1,832                      4.00%
Excess                                                $ 3,077                      6.72%

Total Capital                                         $ 4,997                     19.39%
Risk-Based Capital Requirement                        $ 2,062                      8.00%
Excess                                                $ 2,935                     11.39%


Year 2000

Home Building Savings Bank has not experienced any data processing or other operational problems connected with the Year 2000 event. Moreover, management is not aware of any significant operational problems among the Bank's correspondent institutions, data processing providers, or others vendors, which would have an effect on the Bank's operations. The Bank did not experience any noticeable deposit withdrawals or other activity by Bank's customers that had any impact on operations.


Forward-Looking Statements

When used in this Quarterly Report on Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actua results for future periods to differ materially from those anticipated or projected.

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

                          PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

       (a)  Annual meeting held January 18, 2000
       (b)  Continuing Directors
              Bruce A. Beesley
              C. Darrell Deem, DDS
              Blake L. Chambers
              Larry G. Wilson
              Gregory L. Haag (elected at meeting)
              Director Beesley subsequently resigned on April 7, 2000
       (c)  Results of annual meeting proposal
            (1)  Election of Directors
                 Name of Nominee                        For          Withheld
                 Gregory L. Haag (3-year term)        206,432         5,228
                 James E. Scheid (3-year term)        206,432         5,228
            (2) Proposal to ratify Kemper CPA Group, L.L.C. was not passed at annual meeting due to failure to second the proposal.
       (d)  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits

            Exhibit 27: Financial Data Schedules (electronic filing only)

       (b) Report on Form 8-K was filed on January 21, 2000 describing a change in the registrants' certifying accountant. A report amending the previously described report on Form 8-K was filed on February 15, 2000. Another report on Form 8-K was filed on February 21, 2000 indicting that the registrant engaged Crowe Chizek and Company L.L.P. as its independent accountant.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HOME BUILDING BANCORP, INC.
                                            Registrant



Date:   5/14/00                             /s/ Debra K. Shields
                                            ------------------------------------
                                            Debra K. Shields, Vice President



Date:   5/14/00                             /s/ Tom Miles
                                            ------------------------------------
                                            Tom  Miles, Vice President

                                INDEX OF EXHIBITS



Exhibit                    Description

27 Financial Data Schedules (electronic filing only) For six month period ended March 31, 2000