Form 10QSB
period 2000-06-30
HOME BUILDING BANCORP INC
filed 2000-08-11
CIK 930594

UNITED STATES
                  SECURITY AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                            FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------
                                     or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________________

                    Commission File Number: 0-24896

                        Home Building Bancorp, Inc.
                      ------------------------------
         (Exact name of registrant as specified in its charter)

                              Indiana
                             ---------
    (State or other jurisdiction of incorporation or organization)

                            35-1935840
                           -------------
               (I.R.S. Employer identification No.)

        200 East VanTrees Street, Washington, Indiana 47501
        ----------------------------------------------------
       (Address of principal executive offices)   (Zip Code)

                          (812) 254-2641
                          --------------
         (Registrant's telephone number, including area code)

                              N/A
                            -------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X}Yes { } No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                      Outstanding
           -------                     ------------
        Common Stock            296,660 as of August 13, 2000

Transitional Small Business Disclosure Format (check one):
{ } Yes          {X} No

                          HOME BUILDING BANCORP, INC.

                                    INDEX


       Part I. Financial Information                                                          Page

            Item 1.  Financial Statements

            Consolidated Statements of Financial Condition at June 30, 2000                     1
            and September 30, 1999

            Consolidated Statements of Operations for the three and nine months
            ended June 30, 2000 and 1999                                                        2

            Consolidated Statements of Comprehensive Income/Loss for the three
            and nine months ended June 30, 2000 and 1999                                        3

            Consolidated Statements of Cash Flows for the nine months ended
            June 30, 2000 and 1999                                                              4

            Notes to Consolidated Financial Statements                                          5

            Item 2.  Management's Discussion and Analysis of Financial Condition                8
                       and Results of Operations



       Part II. Other Information                                                              13

            Signatures                                                                         14

            Index of Exhibits                                                                  15

                           Home Building Bancorp, Inc.
                               Washington, Indiana
                 Consolidated Statements of Financial Condition

                                                                                 June 30,               Sept. 30,
                                                                                   2000                    1999
                                                                                 -------                ---------
                                ASSETS
Cash and due from banks                                                   $     1,545,979        $     1,247,958
Interest-bearing deposits with banks                                            2,509,720              4,760,057
Securities available for sale                                                   4,196,901              4,634,094
Securities held to maturity, fair value of $78,444
   at June 30, and $129,697 at Sept. 30                                            79,045                129,362
Loans receivable, net of allowance for loan losses of
   $88,140 at June 30, and $86,288 at Sept. 30                                 37,017,195             36,842,618
Accrued interest receivable                                                       247,607                251,030
Insurance receivable                                                              298,722                    -
Premises and equipment                                                            730,072                744,516
Other assets                                                                      283,158                277,436
                                                                         ----------------       ----------------
     Total assets                                                          $   46,908,399         $   48,887,071
                                                                           ==============         ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits                                                   $   10,481,272         $   11,190,073
Other time deposits                                                            25,105,314             24,398,525
                                                                           --------------         --------------
     Total deposits                                                            35,586,586             35,588,598
                                                                           --------------         --------------

Advances from Federal Home Loan Bank                                            4,677,863              6,677,863
Accrued expenses and other liabilities                                            418,312                459,888
                                                                          ---------------         --------------
     Total liabilities                                                         40,682,761             42,726,349
                                                                           --------------          -------------

Shareholders' equity:
   Common stock, $.01 par value, 1 million shares authorized,
      331,660 issued                                                                3,317                  3,317
   Additional paid-in capital                                                   3,097,219              3,098,774
   Treasury stock, 35,000 shares at cost                                         (605,000)              (605,000)
   Retained earnings                                                            3,906,307              3,855,608
   Accumulated other comprehensive income                                         (65,616)               (37,946)
   Unearned ESOP & recognition and retention shares                              (110,589)              (154,031)
                                                                          ---------------        ---------------
     Total shareholders' equity                                                 6,225,638              6,160,722
                                                                          ---------------        ---------------

     Total liabilities and shareholders' equity                            $   46,908,399         $   48,887,071
                                                                           ==============         ==============

                                See accompanying notes.


                           Home Building Bancorp, Inc.
                               Washington, Indiana
                      Consolidated Statements of Operations

                                                                     Three months ended                 Nine months ended
                                                                         June 30,                          June 30,
                                                                 2000             1999             2000              1999
                                                             ------------     ------------     ------------      ------------
Interest income:
    Loans receivable                                             $ 674,496       $ 681,355        $2,095,288       $ 2,020,169
    Investments                                                     35,243          34,484           101,564            89,100
    Mortgage-backed securities                                      41,072          47,829           128,184           161,207
    Deposits with other banks                                       40,677          82,595           153,165           217,546
                                                                ----------       ---------        ----------         ---------
         Total interest income                                     791,488         846,263         2,478,201         2,488,022
                                                                 ---------       ---------         ---------         ---------

Interest expense:
    Deposits                                                       355,177         369,695         1,093,932         1,106,410
    Other borrowed funds                                            77,692          85,329           243,552           258,047
                                                               -----------       ---------         ---------         ---------
         Total interest expense                                    432,869         455,024         1,337,484         1,364,457
                                                                ----------       ---------         ---------         ---------

Net interest income                                                358,619         391,239         1,140,717         1,123,565
Provision for loan losses                                              -               -               3,500            15,000
                                                            --------------    ------------       -----------        ----------
    Net interest income after provision for loan losses            358,619         391,239         1,137,217         1,108,565
                                                                ----------       ---------         ---------         ---------

Noninterest income:
     Gain on sale of assets                                             12              12                43            10,396
     Customer service fees                                          37,773          46,156            91,558           135,539
                                                               -----------     -----------       -----------        ----------
         Total other income                                         37,785          46,168            91,601           145,935
                                                               -----------     -----------       -----------        ----------

Noninterest expenses:
     Salaries and employee benefits                                157,659         159,279           485,184           469,715
     Severance agreement expense                                   106,189             -             106,189               -
      Occupancy and equipment                                       33,064          34,948           106,269           107,382
     Deposit insurance premium                                       1,785           5,188             9,005            14,967
     Computer expense                                               15,368           9,961            48,210            44,337
     Service fees                                                   14,954          14,794            44,809            46,295
     Advertising expense                                            13,820          16,223            39,759            44,207
     Professional fees                                              48,818           9,996           104,299            43,504
     Other expense                                                  30,155          30,644           103,947            91,708
                                                                ----------      ----------        ----------        ----------
Total other expenses                                               421,812         281,033         1,047,671           862,115
                                                                 ---------       ---------         ---------         ---------

Income before income taxes                                         (25,408)        156,374           181,147           392,385
Income tax expense                                                 (13,378)         47,073            63,699           121,962
                                                               ------------    -----------       -----------        ----------

Net income                                                     $   (12,030)    $  109,301         $  117,448        $  270,423
                                                               ============    ==========         ==========        ==========

Basic earnings per share                                      $      (0.04)  $       0.39       $       0.41     $       0.96
                                                              =============  ============       ============     ============
Weighted average shares outstanding                                285,598        281,056            284,478          283,157
                                                                 =========      =========          =========        =========

Diluted earnings per share                                    $      (0.04)  $       0.39       $       0.41     $       0.96
                                                              =============  ============       ============     ============
Diluted weighted average shares outstanding                        285,598        281,056            284,478          283,157
                                                                 =========      =========          =========        =========


                             See accompanying notes.


                                                                             Home Building Bancorp, Inc.
                                                                                  Washington, Indiana
                                                                Consolidated Statements of Comprehensive Income/Loss


                                                                   Three months ended                 Nine months ended
                                                                       June 30,                           June 30,
                                                                 2000            1999             2000              1999
                                                             ------------   -----------       -----------       -----------
Net income (loss)                                            $  (12,030)    $  109,301        $  117,448        $  270,423

Other comprehensive income, net of income tax:
     Unrealized holding gains and (losses)                       (3,073)       (35,429)          (27,670)          (46,901)
                                                             -----------    -----------       ----------        -----------

Comprehensive income/(loss)                                  $  (15,103)    $   73,872        $   89,778        $  223,522
                                                             ===========    ===========       ==========        ==========




                             See accompanying notes.

                           Home Building Bancorp, Inc.
                               Washington, Indiana
                      Consolidated Statements of Cash Flows

                                                                                   Nine months ended June 30,
                                                                                    2000                  1999
                                                                                   ------                ------
Cash flows from operating activities:
Net income                                                                    $    117,448            $    270,423
Adjustments to reconcile net income to net cash
  provided by (used by) operating activities:
     Depreciation and amortization                                                  26,208                  29,040
     Non cash compensation                                                          41,887                  54,504
     Other gains and losses, net                                                       -                   (10,396)
     Net realized gains on available-for-sale securities                               -                        -
     Change in accrued interest receivable                                           3,423                   3,464
     Change in accrued expenses and other liabilities                              (41,575)                (70,977)
     Change in other assets                                                         13,925                (109,867)
     Provision for loan losses                                                       3,500                  15,000
                                                                             -------------              ----------
Net cash provided by operating activities                                          164,816                 181,191
                                                                             -------------              ----------

Cash flows from investing activities:
     Net change in interest-bearing deposits with banks                          2,250,337              (1,532,698)
     Purchases of available-for-sale securities                                    (96,513)             (1,300,127)
     Proceeds from maturities of available-for-sale securities                     486,389               2,035,400
     Proceeds from sales of available-for-sale securities                              -                       -
     Proceed from maturities of held-to-maturity securities                         50,317                  75,702
     Net change in loans                                                          (476,800)             (3,363,890)
     Net purchases of premises and equipment                                       (11,764)                (15,417)
                                                                             -------------             ------------
Net cash used in investing activities                                            2,201,966              (4,101,030)
                                                                             -------------             -----------

Cash flows from financing activities:
     Net change in deposits                                                         (2,012)              3,324,139
     Purchase of 15,000 shares of treasury stock                                       -                  (260,000)
     Proceeds from Federal Home Loan Bank advances                              (2,000,000)                500,000
     Dividends paid                                                                (66,749)                (66,747)
                                                                             --------------            -----------
Net cash provided by financing activities                                       (2,068,761)              3,497,392
                                                                             --------------            -----------

Net change in cash and due from banks                                              298,021                (422,447)
Cash and due from banks at beginning of period                                   1,247,958               1,366,761
                                                                             -------------            ------------
Cash and due from banks at end of period                                     $   1,545,979            $    944,314
                                                                             =============            ============


Cash paid for:
Interest                                                                      $  1,367,507            $  1,370,849
                                                                              ============            ============

Income taxes                                                                  $    162,117            $    220,234
                                                                              =============            ============


                             See accompanying notes.

                           Home Building Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

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

Note 2:  Earnings Per Share

Basic earnings/(loss) of $(0.04) per share for the three month period and $0.41 for the nine month period ended June 30, 2000, were computed by dividing net income by the weighted average number of shares outstanding during the quarter, less average unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares. Diluted earnings per share give effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent three-month period were $(0.04) per share and $0.41 for the nine month period ended June 30, 2000. A reconciliation of both numerators and denominators of the per share calculations follows:


                                                            Income                  Shares                Per-Share
                                                          (Numerator)            (Denominator)             Amount
FOR THE THREE MONTHS ENDED JUNE 30, 2000
----------------------------------------
BASIC EPS,
Income available to common shareholders                    $  (12,030)                 285,598             $ (0.04)
Effect of dilutive securities:
  Incentive stock option plan shares                                                        -
DILUTED EPS
Income available to common shareholders+
assumed conversions                                        $  (12,030)                 285,598               (0.04)

FOR THE NINE MONTHS ENDED JUNE 30, 2000
---------------------------------------
BASIC EPS,
Income available to common shareholders                    $  117,448                  284,478                0.41
Effect of dilutive securities:
  Incentive stock option plan shares                                                         -
DILUTED EPS
Income available to common shareholders +
assumed conversions                                        $  117,448                  284,478                0.41



                           Home Building Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999


Note 2:  Earnings Per Share, continued

FOR THE THREE MONTHS ENDED JUNE 30, 1999
----------------------------------------
BASIC EPS,
Income available to common shareholders                    $  109,301                  281,056                0.39
Effect of dilutive securities:
  Incentive stock option plan shares                                                       -
DILUTED EPS
Income available to common shareholders +
assumed conversions                                        $  109,301                  281,056                0.39

FOR THE NINE MONTHS ENDED JUNE 30, 1999
---------------------------------------
BASIC EPS,
Income available to common shareholders                    $  270,423                  283,157                0.96
Effect of dilutive securities:
  Incentive stock option plan shares                                                       -
DILUTED EPS
Income available to common shareholders +
assumed conversions                                        $  270,423                  283,157                0.96


Note 3:  Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $2,000 to $88,000 for the nine-month period ended June 30, 2000. Activity in the allowance for loan losses was as follows:


                                  For the nine months ended June 30,
                                       2000                 1999
                                     -------              --------
        Beginning                   $   86,288          $   92,249

             Provision                   3,500              15,000
             Charge-offs                (1,744)            (24,277)
             Recoveries                     96               3,133
                                  ------------         -----------

         Ending                     $   88,140          $   86,105
                                    ==========          ==========


Note 4:  Insurance Receivable

During December of 1999, management discovered an employee fraud involving approximately $350,000 in fictitious loans on savings accounts. Of this amount, $340,000, combined with various professional fees was initially recorded as an insurance receivable, because management believes the loss is covered by the Company's fidelity bond. The difference of $10,000, representing the deductible of the Bank's fidelity bond, was recorded as an other noninterest expense in December, 1999. Management, working with counsel, has submitted a claim to its bond carrier and is awaiting their determination.

                           Home Building Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999


Note 4:  Insurance Receivable, continued

Based on initial consultations with the insurance carrier, management wrote off an additional $52,000 during the quarter ended June 30, 2000. This amount represents professional fees and interest on the loans, which may not be reimbursed by the Bank's fidelity bond. The defalcation took place over a period of six years, but was not prevented or detected earlier because it did not result in any cash shortages, accounting imbalances, or from the usurpation of duties from other personnel. The Bank now uses the same procedures for origination and accounting of loans on savings accounts as on any other type of secured installment loan.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. At June 30, 2000, the Company had no significant assets other than its equity investment in the bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan ("ESOP").

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

FINANCIAL CONDITION

During the nine months ended June 30, 2000, total assets decreased approximately $2.0 million to $46.9 million from $48.9 million at September 30, 1999. Cash and due from banks increased $298,000, while interest-bearing deposits decreased $2.3 million. Net loans receivable increased $0.2 million, to $37.0 million on June 30, 2000 from $36.8 million on September 30, 1999. The Company had $4.2 million in securities available for sale and only $79,000 in held to maturity at June 30, 2000.

Total liabilities decreased by approximately $2.0 million during the nine-month period, to $40.7 million at June 30, 2000 from $42.7 million at September 30, 1999. The decrease of $2.0 million was related to the payoff of two Federal Home Loan Bank advances.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


RESULTS OF OPERATIONS:
COMPARISON OF THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999.

GENERAL. The Company recorded a net loss of $12,000 for the quarter and a profit of $117,000 for the nine months ended June 30, 2000, compared to net profits of $109,000 and $270,000 for the same periods in 1999. Results of operations for the third quarter were impacted by lower noninterest income and higher noninterest expense. Year to date, these same trends were apparent. Lower noninterest income from the Bank's investment services subsidiary, higher professional fees related to the employee fraud discovered in December 1999 and severance pay for the former CEO were the primary drivers of these changes.

INTEREST INCOME. Total interest income decreased $55,000, or 6.5%, to $791,000 for the three months ended June 30, 2000, compared to the same period last year. Interest income on loans decreased $7,000 for the three months ended June 30, 2000 compared to a year ago. Loan interest income is up $75,000, 3.7%, year to date but was reduced this quarter by the reversal of $40,000 of interest on the fraudulent loans discussed in Note 4. Lower volumes of mortgage-backed securities and deposits with other banks reduced interest from these sources by a total of $48,000 for the most recent quarter compared to the same quarter a year ago. The sources of interest income reflect the changes in the asset mix, with a higher proportion of assets in loans and less in securities. For the nine month period interest income decreased $10,000, or 0.4%, to $2,478,000 compared to $2,488,000 during the first nine months of fiscal year 1999.

INTEREST EXPENSE. Total interest expense decreased $22,000, or 4.9%, to $433,000 for the most recent quarter compared to the same quarter a year ago. Interest on deposits decreased $15,000 due to $3.2 million in public fund monies that matured during the first quarter of the current fiscal year. Interest expense on FHLB advances declined due to the $2.0 million payment on funds borrowed.

The weighted average cost of deposits for the year to date at June 30, 2000 was 4.2%, the same as for 1999 and the overall cost of funds, including FHLB advances, was 4.4% for the nine month period ended June 30, 2000 also the same as in 1999. These numbers reflect the Bank's ability to keep deposit rates stable despite rising interest rates during the quarter. The Bank is able to compete aggressively for savings funds when adequate spreads on loans or investments are available. FHLB advances have been an effective liability management tool in the past as well.

NET INTEREST INCOME. Net interest income, before provision for loan losses, decreased $33,000, or 8.3%, to $359,000 for the quarter compared to the same quarter a year ago. For the nine month period ended June 30, 2000, average interest-earning assets were 108.52% of average interest bearing liabilities. Local demand for mortgage loans has declined during the nine-month period as rates have increased. Net loans receivable have remained stable at approximately $37.0 million.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


NET INTEREST INCOME, CONTINUED

Total deposits during the nine-month period also remained stable at $35.6 million. The Bank's advances from the FHLB declined by $2.0 million due a scheduled maturity. Additionally, the Company regularly bids on short-term funds, such as short-term public funds. At any time the Company could decline to bid on such funds, and allow them to be withdrawn if acceptable spreads are not available. The Company's liabilities are generally shorter in term and subject to re-pricing more frequently than assets.

The Company continues to stress consumer and installment lending, shorter-term (15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable securities to respond to changing rates. However, given the higher proportion of fixed rate assets, the Company has more downside exposure in a rising rate environment. Based on the latest available OTS Interest Rate Risk Exposure Report, the net present value of the Bank, as a percent of assets in the +200bp scenario, would decline 3.1%. It would increase 1.8% assuming a -200bp scenario.

NONPERFORMING ASSETS AND PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three-month period ended June 30, 2000 no additional provision was recorded and net charge-offs were only $2,000 year to date. The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had an extremely low level of loan losses during its history and therefore also considers the loss experience of similar portfolios in comparable lending markets. Federal regulators may require additional reserves as a result of their examinations of the Company, but have not done so. Accordingly, the calculation of the adequacy of the allowance is not solely based directly on the level of nonperforming assets at any one time. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of June 30, 2000 the Company's allowance for loan losses was $88,000 compared to $86,000 on September 30, 1999. Over the nine-month period $1,700 in losses, net of recoveries, were recognized and $3,500 in additions were made to the loan loss reserve.

As of June 30,2000, the Company's nonperforming assets totaled $267,000, or 0.57% of total assets. At the same date, the Company's ratio of allowance for loan losses to nonperforming assets was 33.0%.

NONINTEREST INCOME. Noninterest income decreased $8,000, or 18.2%, to $38,000 for the most recent quarter compared to the same quarter a year ago. For the nine-month period noninterest income decreased $54,000, or 37.2%, to $92,000 for the period. During both the most recent quarter and year to date the gains from sale of assets and customer service fees decreased compared to a year ago. The Company does not depend on the regular or periodic sale of assets for income, but during the quarter and the nine-month period in the 1999 fiscal year, some investment securities were called at profit to the Bank. Customer services fees decreased $44,000, or 32.5%, to $92,000 for the nine month period ended June 30, 2000 compared to $136,000 for the same period a year ago. Of this decline, $34,000, 77.3%, resulted from lower fees from investment sales generated by the Bank's investment advisory subsidiary.

                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (continued)


NONINTEREST EXPENSE. Total noninterest expense increased $141,000, or 50.1%, to $422,000 for the latest quarter compared to $281,000 for the same quarter a year ago. The increases were due to an employee severance agreement and higher professional fees and other expense. For the nine months noninterest expense increased $186,000, 21.5%, to $1,048,000 compared to $862,000 for the same period a year ago. The increase was due to an employee severance agreement and higher salaries and benefits, professional expenses and other expenses. Compared to the same period a year ago the Bank has added a full time commercial loan officer. In addition, during December 1999, management discovered an employee fraud and the Company has incurred higher professional fees related to this matter.

During April 2000, the Company entered into a separation and severance agreement with its Chief Executive Officer. Pursuant to the terms of the agreement, he will continue to receive salary and benefits for a period of time. In April 2000, the Company accrued and expensed approximately $106,000 related to this agreement. This agreement accounts for 75.2% of the noninterest expense increase for the quarter and 57.0% of the increase, year to date.

INCOME TAX EXPENSE. An income tax benefit of $13,000 was recognized for the most recent quarter compared to an expense of $47,000 for the same quarter a year ago. For the nine months ended June 30, 2000, tax expense was $64,000 compared to $122,000 for the period a year ago. The changing expense/(benefit) reflects levels of income before tax and changes in effective tax rate.

LIQUIDITY AND CAPITAL REQUIREMENTS. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges, and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments at levels that assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of June 30, 2000, the Bank had cash and due from banks, deposits, and securities available for sale equal to 20.5% of total deposits and FHLB advances.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At June 30, 2000, the Bank had outstanding commitments to extend credit totaling $450,000. Management believes loan repayments, deposits, and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, or as an alternative source of liquid funds, but are not relied upon in the regular course of business.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at June 30, 2000, relative to the regulatory capital requirements.


                           Home Building Bancorp, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
                                   (concluded)

LIQUIDITY AND CAPITAL REQUIREMENTS, CONTINUED

                                                       Amount
                                                   (in thousands)          Percent of Assets
                                                   --------------          -----------------
Tier 1 Core Capital                                   $ 4,851                     10.44%
Core Capital Requirement                              $ 1,859                      4.00%
Excess                                                $ 2,992                      6.44%

Total Capital                                         $ 4,939                     18.70%
Risk-Based Capital Requirement                        $ 2,113                      8.00%
Excess                                                $ 2,826                     10.70%


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

                                     HOME BUILDING BANCORP, INC.
                                     Registrant



Date:   8/13/00                      /s/ John G. Graham
                                     ------------------------
                                     John B. Graham, President and Chief
                                     Executive Officer (Duly Authorized Officer)


Date:  8/13/00                       /s/ Debra K. Shields
                                     -------------------------
                                     Debra K. Shields, Vice President

                                INDEX OF EXHIBITS



EXHIBIT           DESCRIPTION

27 Financial Data Schedules (electronic filing only) For nine month period ended June 30, 2000