Form 10KSB
period 2000-09-30
HOME BUILDING BANCORP INC
filed 2000-12-29
CIK 930594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2000

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                              -----------     ------------

                  Commission file number:   0-24896

                           HOME BUILDING BANCORP, INC.
                           ---------------------------


                    Indiana                                  35-1935840
-------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                            Identification No.)

  200 East Van Trees Street, Washington, Indiana                 47501
--------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (812) 254-2641
         ---------------------------------------------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ] . NO [  ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's revenues for its most recent fiscal year:  $ 3.5 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the OTC Bulletin Board as of December 22, 2000, was $2.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of December 27, 2000, there were issued and outstanding 296,660 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2000.

Part III of Form 10-KSB - Portions of the
Proxy Statement for the Annual Meeting of Stockholders held in January 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]; No  [X].

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

Impact of the Year 2000

                  The Company has not experienced any data processing or other operational problems connected with the Year 2000 event. Moreover, management is not aware of any significant operational problems among the bank's correspondent institutions, data processing providers, or other vendors, which would have an effect on the Bank's operations. The bank did not experience any noticeable deposit withdrawals or other activity by bank's customers that had any impact on operations.

                                     PART I

Item 1.  Description of Business
         -----------------------

General

                  Home Building Bancorp, Inc. (the "Company"), an Indiana corporation, was formed in September 1994 to act as the holding company for Home Building Savings Bank, FSB (the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Conversion was completed on February 7, 1995. All references to the Company, unless otherwise indicated, at or before February 7, 1995 refer to the Bank. The Company's Common Stock trades on the OTC Bulletin Board under the symbol "HBBI."

                  At September 30, 2000, the Company had $47.2 million of assets and stockholders' equity of $6.3 million (or 13.35% of total assets).

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

Lending Activities

                  General. Historically, the Company originated primarily fixed-rate one- to four-family mortgage loans. In the early 1980's, the Company introduced the origination of ARM loans and short-term loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing or shorter maturities than traditional long-term, fixed-rate mortgage loans. Nevertheless, the Company has continued to originate fixed-rate mortgage loans in response to customer demand for terms of up to 20 years, and fixed-rate loans continue to predominate the Company's balance sheet. See "-Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" contained in the Annual Report to Stockholders attached hereto as Exhibit 13 (the "Annual Report").

                  The Company primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, consumer loans (including automobile loans), and to a significantly lesser extent, commercial business, construction, multi-family and commercial real estate loans. The majority of the Company's loans are originated in its primary market area. However, mortgages are also purchased from other originators. At September 30, 2000, the Company's net loans receivable totaled $37.0 million.

                  The Executive Committee of the Bank is responsible for review of all mortgage loan applications. The Executive Committee currently consists of two directors and President Graham. Individual loan officers and the Executive Committee each have authority, up to individually authorized lending limits, to approve consumer and mortgage loans.

                  The Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At September 30, 2000, the maximum amount the Bank could have lent to any one borrower and the borrower's related entities was approximately $730,000. At September 30, 2000, the Bank had no loans with aggregate outstanding balances in excess of this amount. The Company's largest lending relationship at that date consisted of three loans to a single borrower totaling $441,000 secured by a first mortgage on the borrower's residence, and commercial real estate. The Company had only eight other loans or lending relationships in excess of $150,000 at September 30, 2000. All of these loans are currently performing in accordance with their repayment terms.

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

                                                                     At September 30,
                                                 ---------------------------------------------------------
                                                          2000                             1999
                                                 ------------------------       --------------------------
                                                 Amount          Percent         Amount           Percent
                                                 -------           -----         -------           -----
                                                                 (Dollars in Thousands)
Real Estate Loans:
------------------
 One- to four-family .......................     $29,249            78.7%        $28,900            77.7%
 Residential construction ..................          72             0.2             469             1.3
 Multi-family and commercial ...............       1,081             2.9           1,540             4.2
                                                 -------           -----         -------           -----
     Total real estate loans ...............      30,402            81.8          30,909            83.2
                                                 -------           -----         -------           -----
Other Loans:
------------
 Consumer Loans:
  Automobile ...............................       2,303             6.2           1,904             5.1
  Home equity/home improvement/2nd mortgages
                                                   2,721             7.4           2,701             7.3
  Unsecured ................................         235             0.6             244             0.6
  Deposit account ..........................         235             0.6             614             1.6
                                                 -------           -----         -------           -----
     Total consumer loans ..................       5,494            14.8           5,463            14.6
 Commercial business loans .................       1,265             3.4             813             2.2
                                                 -------           -----         -------           -----
     Total other loans .....................       6,759            18.2           6,276            16.8
                                                 -------           -----         -------           -----
 Total loans receivable, gross .............      37,161           100.0%         37,185           100.0%
                                                                   =====                           =====
Less:
-----
 Loans in process ..........................          57                             192
 Deferred fees and discounts ...............          44                              64
 Allowance for losses ......................          89                              86
                                                 -------                       ---------
 Total loans receivable, net ...............     $36,971                       $  36,843
                                                 =======                       =========

                                       4

During the 2000 fiscal year, the Company's percentage of fixed-rate loans increased from the prior fiscal year. The following table presents the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                            At September 30,
                                       -------------------------------------------------------
                                                  2000                            1999
                                       -----------------------         -----------------------
                                       Amount          Percent         Amount          Percent
                                       ------          -------        -------          -------
                                                        (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
 Real estate:
  One- to four-family ............     $22,670            61.0%       $23,102            62.1%
  Residential construction .......          72             0.2            469             1.3
  Multi-family and commercial ....         510             1.4          1,540             4.2
                                       -------           -----        -------           -----
     Total real estate loans .....      23,252            62.6         25,111            67.6
 Consumer ........................       5,494            14.8          5,463            14.6
 Commercial business .............       1,054             2.8            813             2.2
                                       -------           -----        -------           -----
     Total fixed-rate loans ......      29,800            80.2         31,387            84.4
                                       -------           -----        -------           -----
Adjustable-Rate Loans:
----------------------
 Real estate:
  One- to four-family ............       6,579            17.7          5,798            15.6
  Multi-family and commercial ....         571             1.5              -             -
                                       -------           -----        -------           -----
     Total Real Estate ...........       7,150            19.2          5,798            15.6
  Commercial (business) ..........         211             0.6              -             -
                                       -------           -----        -------           -----
     Total adjustable-rate loans .       7,361            19.8          5,798            15.6
                                       -------           -----        -------           -----
     Total loans receivable, gross      37,161           100.0%        37,185           100.0%
                                                         =====                          =====
Less:
-----
 Loans in process ................          57                            192
 Deferred fees and discounts .....          44                             64
 Allowance for loan losses .......          89                             86
                                       -------                        -------
    Total loans receivable, net ..     $36,971                        $36,843
                                       =======                        =======

                                       5

                  The following table presents the contractual maturities of the Company's loan portfolio at September 30, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or due-on-sale clauses.

                                                 Real Estate
                                    ----------------------------------------
                                                 Multi-family
                                       One- to        and       Residential                                   Commercial
                                   Four-Family    Commercial    Construction     Consumer        Business        Total
                                   -----------    ---------     ------------     ----------     ----------     --------
                                                                         (In Thousands)
         Due During
       Periods Ending
       September 30,
------------------------------
2001 .........................       $    29        $     0        $    72        $   962        $   245        $ 1,308
2002 through 2005 ............           939              0              0          2,966            557          4,462
2006 and following ...........        28,281          1,081              0          1,566            463         31,391
                                     -------        -------        -------        -------        -------        -------
  Total ......................       $29,249        $ 1,081        $    72        $ 5,494        $ 1,265        $37,161
                                     =======        =======        =======        =======        =======        =======


(1) Includes demand loans, loans having no stated maturity and overdraft loans.

                  The total amount of loans due after September 30, 2001 which have fixed interest rates is $29.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $ 7.4 million.

                  One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts (which include radio, newspaper and direct mail), its present customers, walk-in customers and referrals from real estate brokers. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At September 30, 2000, such loans constituted 78.7% of the Company's gross loans receivable, up from 77.7% at September 30, 1999.

                  The Company currently offers fixed-rate and ARM loans. For the year ended September 30, 2000, the Company originated $ 839,000 of adjustable-rate real estate loans secured by one- to four-family residential real estate. During the same period, the Company originated $ 4.0 million of fixed-rate one- to four-family real estate loans. The Company's one- to four-family residential mortgage originations are primarily secured by properties located in its primary market area.

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

                  Residential Construction Lending. The Company makes construction loans to individuals for the construction of their residences and, from time to time, to established builders for the construction of residential homes without an underlying sales contract. At September 30, 2000, all of the Company's construction loans were secured by property located within the Company's market area.

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

                  Consumer Lending. Management considers consumer lending to be an important component of its asset/liability management strategy. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus helping to reduce the Company's exposure to changes in interest rates, and carry higher rates than do residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
-Asset/Liability Management" in the Annual Report. In addition, management believes that offering consumer loan products helps expand and create stronger ties to its existing customer base. Currently the second largest component of the Company's loan portfolio, at September 30, 2000 consumer loans comprised 14.8% of the Company's gross loans receivable, up from 14.6% at September 30, 1999.

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

                  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans, which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low, and stands at $ 63,000, or approximately 1.15% of the Company's consumer loan portfolio at September 30, 2000), there can be no assurance that delinquencies will not increase in the future. See "Asset Quality
- Non-Performing Assets."

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

                  The Company recognizes the generally increased credit risks associated with commercial business lending. The Company's commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis. Commercial business loans comprise, at September 30, 2000, less than four-percent of the Company's gross loans receivable, up from approximately 2.2% at September 30, 1999.

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

                  Loans secured by commercial real estate and multi-family properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Multi-family and commercial real estate loans comprise, at September 30, 2000, approximately six percent of the Company's gross loans receivable, up from approximately 4.2% at September 30, 1999.

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

                  At September 30, 2000, the Company had outstanding commitments for mortgage loans, home equity lines of credit and commercial business loans of approximately $ 626,000. The Company invests its excess funds in mortgage-backed securities and bonds issued by U.S. government agencies.

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

                                                             Year Ended September 30,
                                                             ------------------------
                                                              2000              1999
                                                            --------         ---------
                                                                  (In Thousands)
Originations by type:
--------------------
 Adjustable rate:
  Real estate - one- to four-family ................        $    839         $    229
                                                            --------         --------
 Fixed rate:
  Real estate - one- to four-family ................           3,976            8,713
                - multi-family and commercial ......           1,975              848
                - residential and other construction             356              357
Non-real estate - consumer .........................           3,431            4,120
                                                            --------         --------
         Total fixed-rate ..........................           9,738           14,038
                                                            --------         --------
         Total loans originated ....................          10,577           14,267
                                                            --------         --------

Purchases:
----------
  Total mortgage-backed securities purchased .......              97                0
                                                            --------         --------
Sales and Repayments:
---------------------
  Total mortgage-backed securities sold ............               0                0
                                                            --------         --------
         Total sales ...............................               0                0
  Principal repayments .............................         (11,442)         (10,594)
                                                            --------         --------
         Total reductions ..........................         (11,442)         (10,594)
Increase (decrease) in other items, net ............             437             (730)
                                                            --------         --------
         Net increase (decrease) ...................        $   (331)        $  2,943
                                                            ========         ========


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

                  Delinquent consumer loans are handled in a similar manner as to those described above; however, shorter time frames for each step apply due to the type of collateral generally associated with such types of loans. See
"Lending Activities -- Consumer Lending." The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

                  The amounts presented in the table below represent the total remaining principal balances of the loans, rather than the actual payment amounts which are overdue.

                                             Loans Delinquent For:
                               60-89 Days                         90 Days and Over               Total Delinquent Loans
                        -----------------------------     ------------------------------     -----------------------------
                                              Percent                            Percent                          Percent
                                              of Loan                            of Loan                          of Loan
                         Number   Amount     Category      Number     Amount    Category     Number     Amount    Category
                         ------   ------     --------      ------     ------    --------     ------     ------    --------
                                                            (Dollars in Thousands)
One-to four-family ....     8      $351        1.20%          5       $127       0.43%         13        $478        1.63%
Consumer ..............    10        30        0.55           5         33       0.60          15          63        1.15
                         ----      ----        ----        ----       ----       ----        ----        ----        ----
   Total ..............    18      $381        1.03%         10       $160       0.43%         28        $541        1.46%
                         ====      ====                    ====       ====                   ====        ====



                  Non-Performing  Assets.  The  following  table  sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. All loans delinquent 90 days and over are placed on non-accrual status. Loans are also placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed in-substance foreclosed at September 30, 2000.

                                                            At September 30,
                                                         ---------------------
                                                           2000          1999
                                                         -------        ------
                                                         (Dollars in Thousands)

Non-accruing loans:
  One- to four-family ..................................  $ 127        $ 111
  Consumer .............................................     33           18
                                                           ----         ----
     Total .............................................    160          129
                                                           ----         ----

Total non-performing assets ............................  $ 160        $ 129
                                                          =====        =====
Non-performing assets as a percentage of total assets ..    .34%         .26%
                                                          =====        =====



                  For the year ended September 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms was approximately $ 3,000, none of which was included in interest income.

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

                  In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2000, the Company had classified a total of $ 255,000 of its assets as substandard, none as doubtful, none as loss and the Company had designated $ 102,000 as special mention. At September 30, 2000, total classified assets comprised $ 255,000, (without special mention) or 4.05% of the Company's capital, or .54% of the Company's total assets.

                  Other Loans of Concern. There are no other loans which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

                  Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 2000, the Company had a total allowance for loan losses of $ 89,000 representing 55.6% of total non-performing loans and .24% of the Company's net loans receivable.

                  The following table sets forth an analysis of the Company's allowance for loan losses.

                                                    Year Ended September 30,
                                                        2000        1999
                                                       ------      ------
                                                      (Dollars in Thousands)
Balance at beginning of period ...................        $86        $92
                                                          ---        ---
Charge-offs:
  One- to four-family ............................          0          4
  Consumer .......................................         26         20
                                                          ---        ---
    Total charge-offs ............................         26         24
                                                          ---        ---
Recoveries:
  Consumer .......................................          1          3
                                                          ---        ---
    Total recoveries .............................          1          3
                                                          ---        ---
Net charge-offs ..................................         25         21
Additions charged to operations ..................         28         15
                                                          ---        ---
Balance at end of period .........................        $89        $86
                                                          ===        ===

     Ratio of net charge-offs during the period to
       Average loans outstanding during the period        .07 %      .06%
                                                          ===        ===

                  The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                        At September 30,
                                      ---------------------------------------------------
                                                 2000                      1999
                                      --------------------------  -----------------------
                                                     Percent                     Percent
                                                     of Loans                    of Loans
                                                     in Each                     in Each
                                      Amount of      Category     Amount of     Category
                                       Loan Loss     to Total     Loan Loss      to Total
                                      Allowance        Loans      Allowance       Loans
                                      ----------     ---------    ----------    ---------
                                                      (Dollars in Thousands)

One- to four-family .................     $81         78.9%          $78           79.0 %
Multi-family and commercial .........       2          6.3             2            6.4
Consumer ............................       6         14.8             6           14.6
Unallocated .........................       0          0.0             0            0.0
                                          ---        -----           ---          -----
    Total ...........................     $89        100.0%          $86          100.0%
                                          ===        =====           ===          =====



Investment Activities

                  General. The Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2000, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 19.23%.

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

                  Generally, the investment policy of the Company as established by the Board of Directors is to invest funds among various categories of investments and maturities based upon the Company's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. Subject to the Board's direction, the President (and such other officers as the President may from time to time authorize with the Board's permission) manages and oversees the Company's investments and objectives for its investment portfolio. Currently, President John Graham and Vice Presidents Shields and Kim Murray are authorized to act in such capacity. All securities transactions are disclosed to the Board of Directors at their next regular meeting or to the

Executive Committee of the Company, which usually meets monthly. All securities transactions are reported to the entire Board of Directors.

                  Securities. It is the Company's general policy to purchase U.S. Government securities, federal agency obligations or other issues that are rated investment grade. At September 30, 2000, virtually all of the Company's securities were classified as available for sale.

                  The following table sets forth the composition and carrying value of the Company's securities portfolio at the dates indicated.

                                                                                  At September 30,
                                                                      -----------------------------------------------
                                                                              2000                        1999
                                                                      ------------------           ------------------
                                                                        Book       % of             Book       % of
                                                                        Value      Total            Value      Total
                                                                      --------    ------           -------     ------
                                                                                  (Dollars in Thousands)
Investment securities:
  Federal agency obligations ......................................     $1,241     66.05%           $1,291      63.32%
  Municipal bonds .................................................          0         0                 0       0.00
                                                                        ------    ------            ------     ------
     Subtotal .....................................................      1,241     66.05             1,291      63.32
  Other debt securities ...........................................        297     15.81               407       9.96
Equity securities at lower of cost or market ......................          0         0                 0       0.00
FHLB stock ........................................................        341     18.14               341      16.72
                                                                        ------    ------            ------      -----
     Total investment securities
      And FHLB stock ..............................................     $1,879    100.00%           $2,039     100.00%
                                                                        ======    ======            ======     ======

Other interest-earning assets:
  Total interest-bearing deposits with banks ......................     $3,029    100.00%           $4,760     100.00%
                                                                        ======    ======            ======     ======


The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                   September 30, 2000
                                       ----------------------------------------------------------------------
                                                   Due After    Due After
                                        Due-in       1 Year      5 Year
                                        1 Year      Through     Through     Due After           Total
                                        or Less     5 Years     10 Years    10 Years    Investment Securities
                                       --------     --------    --------    --------   ----------------------
                                       Carrying     Carrying    Carrying    Carrying   Amortized      Fair
                                         Value        Value       Value       Value       Cost        Value
                                       --------     --------    --------    --------   ---------      ------
                                                              (Dollars in Thousands)

Federal agency obligations ..........    $    0      $1,241      $    0      $    0      $1,275       $1,241
Other investment securities .........       000           0           0         297         300          297
Equity securities ...................         0           0           0           0           0            0
                                         ------      ------      ------      ------      ------       ------
Total investment securities .........    $  000      $1,241      $    0      $  297      $1,575       $1,538
                                         ======      ======      ======      ======      ======       ======

      Weighted average yield ........      0.00%       6.16%       0.00%       9.30%       6.77%        6.85%
                                         ======        ====      ======        ====      ======       ======

                  The Company's securities portfolio at September 30, 2000, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10.0% of the Company's shareholders' equity, excluding those issued by the United States Government or its agencies.

                  The Company's securities portfolio includes mortgage-backed securities which consist primarily of securities issued under government-sponsored agency programs, including those of the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). The GNMA, FNMA and FHLMC certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. FNMA and FHLMC generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

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

                  Historically, most of the Company's mortgage-backed securities were long-term, fixed-rate securities. In more recent years, the Company has begun to purchase other types of mortgage-backed securities consistent with its asset/liability management objectives. In this regard, the Company emphasizes the purchase of adjustable-rate, mortgage-backed securities for asset/liability management purposes and in order to supplement the Company's origination of ARM loans. At September 30, 2000, $ 926,000, or 40.9%, of the Company's mortgage-backed securities carried adjustable rates of interest.

                  The following table sets forth the composition and carrying value of the Company's mortgage-backed securities at the dates indicated.

                                                                         At September 30,
                                                   -------------------------------------------------------
                                                              2000                            1999
                                                   ------------------------        -----------------------
                                                     Carrying         %of           Carrying        % of
                                                       Value         Total           Value         Total
                                                    ---------      --------         -------       ------
                                                                    (Dollars in Thousands)
Mortgage-backed securities:
  FHLMC .........................................     $  984        43.46%          $1,145        42.03%
  FNMA ..........................................      1,262        55.74            1,553        57.01
  GNMA ..........................................          2          .09                6          .22
                                                      ------       ------           ------       ------
     Subtotal ...................................      2,248        99.29            2,704        99.26
Unamortized premium (discounts), net ............         16          .71               20          .74
                                                      ------       ------           ------       ------
     Total mortgage-backed securities ...........     $2,264       100.00%          $2,724       100.00%
                                                      ======       ======           ======       ======

                  The following table sets forth the contractual maturities of the Company's mortgage-backed securities at September 30, 2000; however, the expected average life to maturity of this portfolio is generally 5 to 6 years. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                     September 30, 2000
                                   ---------------------------------------------------------------------------------
                                                Due After      Due After
                                    Due-in         1 Year      5 Year
                                    1 Year        Through      Through         Due After             Total
                                    or Less       5 Years      10 Years        10 Years       Investment Securities
                                   ---------     --------      --------        --------      -----------------------
                                   Carrying      Carrying      Carrying        Carrying      Amortized       Fair
                                     Value        Value         Value           Value          Cost          Value
                                   -------       -------       --------        --------      --------       --------
                                                                (Dollars in Thousands)
FHLMC .........................    $   22         $   60         $  573        $  339         $1,004         $  994
FNMA ..........................         0            255             26           986          1,293          1,267
GNMA ..........................         0              3              0             0              3              3
                                   ------         ------         ------        ------         ------         ------
Total mortgage-backed
   Securities .................    $   22         $  318         $  599        $1,325         $2,300         $2,264
                                   ======         ======         ======        ======         ======         ======

Weighted average yield ........      7.72%          6.78%          7.24%         6.90%          6.98%         6.99%
                                   ======         ======         ======        ======         ======         ======




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

                  Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, savings, NOW and SuperNOW checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to five years. In the event a customer desires a certificate of deposit account with a maturity date other than those typically offered with these accounts, the Company will allow its customer to set their own maturity date with the interest rate being the rate being offered on its certificates of deposit most resembling the customers desired maturity date. In 1997, the Company added ATM/Checkcards to its deposit services available to customers. These cards have been well received by a number of our customers, who gain access to their accounts any time via ATM's nationwide. The checkcards also allow purchases at merchants where personal check acceptance is not permitted.

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

                  The Company also serves as a depository for public funds for various Indiana entities. At September 30, 2000, the amount of public funds on deposit with the Company was $ 5.6 million. These accounts are subject to volatility depending on governmental funding needs and the Company's desire to attract such funds.

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

                  The following table presents the savings flows at the Company during the periods indicated.

                                                  September 30,
                                           --------------------------
                                             2000               1999
                                           --------           -------

        Opening balance ...........        $ 35,589          $ 32,167
        Deposits ..................          73,369            75,503
        Withdrawals ...............         (73,215)          (72,170)
        Interest credited .........           1,113                89
                                           --------          --------

        Ending balance ............        $ 36,856          $ 35,589
                                           ========          ========

        Net increase (decrease) ...        $  1,267          $  3,422
                                           ========          ========

        Percent increase (decrease)            3.56%             2.06%
                                           ========          ========

                                               The  following  table  sets forth
the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                At September 30,
                                             ------------------------------------------------
                                                     2000                       1999
                                             --------------------        --------------------
                                                         Percent                      Percent
                                             Amount      of Total        Amount      of Total
                                             ------      --------        ------      --------
                                                         (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------
Passbook Accounts .......................    $ 4,617      12.53%         $ 5,219      14.66%
NOW and SuperNOW Accounts ...............      4,957      13.45            5,056      14.21
Money Market Accounts ...................        979       2.66              915       2.57
                                             -------     ------          -------     ------
Total Non-Certificates ..................     10,553      28.64           11,190      31.44
                                             -------     ------          -------     ------
Certificates:
-------------

 2.50 - 4.50% ...........................        347       0.94            4,290      12.06
 4.51 - 5.50% ...........................      8,158      22.13           12,528      35.20
 5.51 - 6.50% ...........................     12,159      32.99            4,086      11.48
 6.51 - 7.50% ...........................      5,639      15.30            2,987       8.39
 7.51 and over ..........................          0       0.00              508       1.43
-----------------------------------------    -------     ------          -------     ------
Total Certificates ......................     26,303      71.36           24,399      68.56
                                             -------     ------          -------     ------
Total Deposits ..........................    $36,856     100.00%         $35,589     100.00%
                                             =======     ======          =======     ======



                  The following table shows rate and maturity information for the Company's certificates of deposit as of September 30, 2000.

                                         0.00-      3.00-     4.00-        6.00-                  Percent
                                         2.99%      3.99%     5.99%        7.99%      Total       of Total
                                        ------     ------    ------       ------     -------      ---------
                                                            (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
------------------
December 31, 2000 ...................   $  0      $ 102     $ 2,886      $ 6,698      $ 9,686        36.83%
March 31, 2001 ......................      0          0       2,171        1,996        4,167        15.84
June 30, 2001 .......................      1          0       1,048        2,268        3,317        12.61
September 30, 2001 ..................      0          0         474        1,752        2,226         8.46
December 31, 2001 ...................      0          0         422          606        1,028         3.91
March 31, 2002 ......................      0          0         260          450          710         2.70
June 30, 2002 .......................      0          0         268           86          354         1.35
September 30, 2002 ..................      0          0         308          123          431         1.64
December 31, 2002 ...................      0          0         123          125          248          .94
March 31, 2003 ......................      0          0         218           69          287         1.09
June 30, 2003 .......................      0          0         331            0          331         1.26
September 30, 2003 ..................      0          0         164            0          164          .62
Thereafter ..........................      1          0       1,693        1,661        3,354        12.75
                                        ----      -----     -------      -------      -------       ------

   Total ............................   $  1      $ 102     $10,366      $15,834      $26,303       100.00%
                                        ====      =====     =======      =======      =======       ======


   Percent of total .................    .01%       .39%      39.41%       60.19%      100.00%
                                         ===        ===       =====        =====       ======

                  The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of September 30, 2000.

                                                                                     Maturity
                                                            -----------------------------------------
                                                                      Over 3      Over 6
                                                           3 Months   Through    Through      Over
                                                           or Less   6 Months   12 Months   12 Months      Total
                                                           -------   --------   ---------  ----------   -----------
                                                                             (In Thousands)
Certificates of deposit of less than $100,000 .......      $ 2,585    $ 3,605    $ 4,352     $ 6,084     $16,626
Certificates of deposit of $100,000 or more .........        7,101        562      1,191         823       9,677
                                                           -------    -------    -------     -------     -------
Total certificates of deposit .......................      $ 9,686    $ 4,167    $ 5,543     $ 6,907     $26,303(1)
                                                           =======    =======    =======     =======     =======

--------------------

(1) Includes $ 5.6 million of deposits from governmental and other public entities.

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

                  The Company's borrowings historically have consisted solely of advances from the FHLB of Indianapolis. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At September 30, 2000, the Company had $ 3.5 million in advances from the FHLB of Indianapolis and the capacity to borrow up to $ 12.9 million.

                  The  following  table  sets  forth   information   about  FHLB
advances.

                                                                At September 30,
                                                             ---------------------
                                                               2000          1999
                                                             --------      -------
                                                             (Dollars in Thousands)
Maximum Balance During the Year:
-------------------------------
    FHLB advances .........................................  $6,678         $6,678

Average Balance:
----------------
    FHLB advances .........................................  $5,335         $6,412

Balance at Year End:
--------------------
    FHLB advances..........................................  $3,500         $6,678

    Weighted average interest rate paid during the year ...    5.53%          5.49%


Service Corporation Activities

                  As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2.0% of its assets, or approximately $ 940,000 at September 30, 2000, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in its service corporation was approximately $ 84,000. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage.

                  The Bank has one service corporation, White River Service Corporation ("WRSC"), an Indiana corporation, located in Washington, Indiana. WRSC was organized by the Bank in 1985. WRSC, through a contractual agreement with third parties, offers retail brokerage and annuity products to the Bank's customers and the general public. In addition, WRSC provides real estate appraisal comparison services for the local realtors on a subscription basis. For the fiscal year ended September 30, 2000, WRSC had net loss of approximately $ 14,000.

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

                  Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 30, 2000 and June 7, 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 2000 was $ 16,000.

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

                  The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2000, the Bank's lending limit under this restriction was approximately $ 730,000. The Bank is in compliance with the loans-to-one-borrower limitation.

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

                  The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

                  The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. These premiums are also subject to change in future periods. At September 30, 2000, the rate established by the FDIC for all FDIC-insured institutions is 2.02 basis points per $100 of assessable SAIF deposits and BIF deposits.

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

                  The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2000, the Bank did not have any intangible assets.

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

                  At September 30, 2000, the Bank had tangible capital of $ 4.9 million, or 10.50% of adjusted total assets, which is approximately $ 4.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

                  The capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2000, the Bank had no intangibles, which were subject to these tests.

                  At September  30, 2000,  the Bank had core capital  equal to $
4.9 million, or 10.50% of adjusted total assets, which is $ 3.0 million above the minimum leverage ratio requirement of 4.0% as in effect on that date.

                  The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2000, the Bank had only $89,000 of general loss reserves, which was less than 1.25% of the risk-weighted assets.

                  Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank did not have any such exclusions from capital and assets at September 30, 2000.

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

                  On September 30, 2000, the Bank had total capital of $ 5.0 million (including approximately $4.9 million in core capital and $ 0.1 million in qualifying supplementary capital) and risk-weighted assets of $ 26.4 million (with no converted off-balance sheet assets); or total capital of 18.8% of risk-weighted assets. This amount was $ 2.9 million above the 8.0% requirement in effect on that date.

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

                  The imposition by the OTS or the FDIC of any of these measures on the Bank or the Company may have a substantial adverse effect on it's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

                  A savings association, such as the Bank, may make a capital distribution equal to its net income to date plus the prior two years' net income available for dividends, with prior notice to the OTS (but without prior approval from the OTS) provided that it has a supervisory rating of 1 or 2, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution and receive its approval. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. The Bank is in compliance with these requirements.

                  Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum average daily balance of its liquidity base during the preceding calendar quarter or the average daily balance of its liquidity base at the end of the preceding quarter. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

                  Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 2000, the Bank was in compliance with the requirement, with an overall liquid asset ratio of 19.23%.

                  Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2000, the Bank met the test and has always met the test since its effectiveness.

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

                  The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1998 and received a rating of "satisfactory."

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

                  As a unitary savings and loan holding company that has been in existence since before May 4, 1999, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions.

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

                  Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

                  Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

                  Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

                  As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At September 30, 2000, the Bank had $ 341,000 in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged over 8.0% and were 8.21% for fiscal 2000.

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

                  Federal Taxation. Savings associations, such as the Bank, that meet certain conditions prescribed by the Code, had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

                  In August 1997, legislation was enacted that repealed the percentage of taxable income method used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987.

                  In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. The corporate alternative minimum tax has been repealed for small business corporations for taxable years beginning after December 31, 1996.

                  A portion of the Bank's reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 2000, the Bank's Excess for tax purposes totaled approximately $ 85,000.

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

Employees

                  At September 30, 2000, the Bank had a total of 15 full-time and no part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

                  The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

                  Debra K. Shields - Ms. Shields, age 47, is the Vice President and Corporate Secretary of the Bank. Ms. Shields joined the Bank in 1974 as a teller, was appointed head teller in 1975, Corporate Secretary in 1980 and Vice President in 1990. She is the Bank's primary loan officer. Ms. Shields is also the secretary to the Executive Committee of the Bank.

Item 2. Description of Property

                  The Company conducts its business through two offices, its main office located in Washington, Indiana and its branch office located in Petersburg, Indiana; both locations are owned by the Company. The following table sets forth information relating to each of the Company's offices as of September 30, 2000. The net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at September 30, 2000 was approximately $ 730,000.


                                                 Total           Net Book
                                               Approximate       Value at
                                   Date          Square        September 30,
         Location                Acquired        Footage           2000
         --------                --------        -------       -------------

Main Office:
 200 East Van Trees Street
 Washington, Indiana  47501         1980          8,900           $ 574,000

Branch Offices:
 501 Main Street
 Petersburg, Indiana 47567(1)       1979          2,760            $121,000


-------------------
(1) The Company currently occupies 1,500 square feet of this Building. An adjacent 1,260 square feet store front owned by the Company is leased to an unaffiliated third party.


                  The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank.

                  The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at September 30, 2000 was approximately $ 40,000.

Item 3. Legal Proceedings

                  From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. At September 30, 2000 the Company was not a defendant in any legal action.

Item 4. Submission of Matters to a Vote of Security Holders

                  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                  Page 34 of the attached Annual Report to Stockholders for fiscal 2000 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

                  Pages  3  through  11  of  the  attached   Annual   Report  to
Stockholders for fiscal 2000 are incorporated herein by reference.

Item 7. Financial Statements

                  The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 2000 attached hereto as
Exhibit 13, is incorporated herein by reference in this Annual Report on Form 10-KSB.

-------------------------------------------------------     --------------------
                                                               Pages in Annual
                      Annual Report Section                         Report


Independent Auditors' Report                                          14

Consolidated Balance Sheets                                           15
  as of September 30, 2000 and 1999

Consolidated Statements of Income for the Years                       16
  Ended September 30, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity for        17
  Years Ended September 30, 2000 and 1999

Consolidated Statements of Cash Flows for the Years                   18
  Ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements                          19-33

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  The information required by Item 304 of Regulation S-B regarding the change in the Company's accountants was previously reported in the Company's Current Report on Form 8-K filed on January 28, 2000, as amended on Form 8-K/A filed on February 15, 2000 and on the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 2001 filed on December 13, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

                  Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 2001, a copy of which has been filed with the SEC.

Executive Officers

                  Information concerning Executive Officers of the Company is contained under the caption "Executive Officers of the Company and the Bank Who Are Not Directors" in Part I of this Form 10-KSB, and is incorporated herein by reference.

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

                  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

                  Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 2001, a copy of which has been filed with the SEC.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 2001, a copy of which has been filed with the SEC.

Item 12. Certain Relationships and Related Transactions

                  Information   concerning  certain  relationships  and  related
transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 15, 2001, a copy of which has been filed with the SEC.

Item 13. Exhibits and Reports on Form 8-K

            (a)  Exhibits

            See Index to Exhibits

            (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HOME BUILDING BANCORP, INC.


Date: December 29, 2000     By: /s/ John B. Graham
     --------------------      -------------------------------------------
                               John B. Graham, President, Chief Executive
                                  Officer, and Director (Duly Authorized
                                  Representative)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ John B. Graham                                   /s/  James E. Scheid
-------------------------------------------          -------------------------
John B. Graham, President, Chief                     James E. Scheid, Director
  Executive Officer and Director
 (Principal Executive and Operating Officer)


Date: December 29, 2000                            Date: December 29, 2000
      --------------------------------------             ----------------------

/s/ C. Darrell Deem                                  /s/ Blake L. Chambers
-------------------------                            ---------------------------
C. Darrell Deem, Director                            Blake L. Chambers, Director


Date: December 29, 2000                            Date: December 29, 2000
      --------------------------------------             -----------------------


/s/ Larry G. Wilson                                  /s/ Gregory L. Haag
-------------------------                            ---------------------------
Larry G. Wilson, Director                            Gregory L. Haag, Director


Date: December 29, 2000                            Date: December 29, 2000
      -------------------------------------              ----------------------

/s/ Debra K. Shields
--------------------------------------------------------
Debra K. Shields, Vice President,
  Chief Financial Officer and
  Secretary (Principal Financial and Accounting Officer)


Date: December 29, 2000
      --------------------------------------

                                Index to Exhibits

 Exhibit
 Number                                Document
--------       -----------------------------------------------------------------

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

     10.1 Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-84332), is incorporated herein by reference.

     10.2 Registrant's 1995 Stock Option and Incentive Plan, filed on December 19, 1995 as Exhibit A to Registrant's proxy statement dated December 18, 1995, is incorporated herein by reference.

     10.3 Registrant's Recognition and Retention Plan, filed on December 19, 1995 as Exhibit B to Registrant's proxy statement dated December 18, 1995, is incorporated herein by reference.

     11 Statement re: computation of per share earnings (included under Note 10 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders' attached hereto as Exhibit 13)

     13        Annual Report to Stockholders

     21        Subsidiaries of the Registrant

     23.1      Consent of Crowe, Chizek and Company LLP

     23.2      Consent of Kemper CPA Group LLC

     27        Financial Data Schedule

     99        Report of Kemper CPA Group LLC