Form 10QSB
period 2000-12-31
HOME BUILDING BANCORP INC
filed 2001-02-14
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. {X}      Yes              {  }      No

The Registrant had 296,660 shares of common stock, par value $.01, outstanding at the close of business, on February 9, 2001.

Transitional Small Business Disclosure Format:      {  }      Yes              {X}       No

HOME BUILDING BANCORP, INC.

PART I.      FINANCIAL INFORMATION

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition

	December 31, 2000 (Unaudited)	September 30, 2000
ASSETS
Cash and due from banks	$ 917,729	$ 1,438,888
Interest-bearing deposits with banks	1,565,359	3,029,003
Available for sale securities	3,661,972	3,739,453
Held to maturity securities, (Fair value of $44,432 and $62,425)	44,603	62,945
Loans, net of allowance ($101,365 and $88,659)	37,280,012	36,971,356
Federal Home Loan Bank stock, at cost	350,000	341,400
Premises and equipment - net	721,001	730,422
Accrued interest receivable and other assets	591,112	850,683
Total assets	$ 45,131,788	$ 47,164,150

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Interest-bearing deposits	$ 32,802,253	$ 36,856,308
Federal Home Loan Bank advances	5,500,000	3,500,000
Accrued expenses and other liabilities	458,622	507,075
Total liabilities	38,760,875	40,863,383

Common stock in ESOP subject to put option	185,252	217,238

Other shareholders' equity:
Common stock, $.01 par value, 1 million shares authorized, 331,660 issued	3,317	3,317
Additional paid-in capital	3,097,676	3,098,381
Treasury stock, 35,000 shares at cost	(605,000)	(605,000)
Retained earnings	3,995,760	3,944,650
Amount reclassified on ESOP shares	(185,252)	(217,238)
Accumulated other comprehensive loss	(38,836)	(44,472)
Unearned ESOP & recognition and retention shares	(82,004)	(96,109)
	6,185,661	6,083,529

Total liabilities and shareholders' equity	$ 45,131,788	$ 47,164,150
See accompanying notes.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Income
	Three months ended December 31,
	2000	1999
	(Unaudited)
Interest income:
Loans, including related fees	$ 781,258	$ 728,466
Investments	32,366	33,330
Mortgage-backed securities	37,584	44,017
Deposits with other banks	47,482	70,910
Total interest income	898,690	876,723

Interest expense:
Deposits	414,400	380,846
Borrowings	51,866	86,933
Total interest expense	466,266	467,779

Net interest income	432,424	408,944
Provision for loan losses	(15,000)	(3,500)
Net interest income after provision for loan losses	417,424	405,444

Noninterest income:
Gain on sale of assets	-	18
Customer service fees	25,748	26,102
Total other income	25,748	26,120

Noninterest expenses:
Salaries and employee benefits	169,835	168,832
Occupancy and equipment	41,572	38,577
Deposit insurance premium	1,825	5,307
Computer expense	14,969	16,617
Service fees	14,839	15,511
Advertising expense	7,683	13,703
Professional fees	32,707	16,772
Other expense	34,023	39,485
Total other expenses	317,453	314,804

Income before income taxes	125,719	116,760
Income tax expense	52,359	44,876
Net income	$ 73,360	$ 71,884
Basic earnings per share of common stock	$ 0.25	$ 0.25
Weighted average shares outstanding	287,842	283,354
Diluted earnings per share of common stock	$ 0.25	$ 0.25
Diluted weighted average shares outstanding	287,842	283,354
See accompanying notes.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Comprehensive Income

	Three months ended December 31,
	2000	1999
	(Unaudited)

Net income	$ 73,360	$ 71,884

Other comprehensive income, net of income tax:
Unrealized holding gains and (losses)	(5,636)	(14,936)

Comprehensive income	$ 67,724	$ 56,948

See accompanying notes.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows
	Three months ended December 31,
	2000	1999
	(Unaudited)
Cash flows from operating activities:
Net income	$ 73,360	$ 71,884
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11,421	8,736
Provision for loan losses	15,000	15,000
Non cash compensation	13,400	15,521
Change in assets and liabilities:
Accrued interest receivable and other assets	239,313	(225,871)
Accrued expenses and other liabilities	(48,453)	198,474
Net cash from operating activities	304,041	72,244

Cash flows from investing activities:
Net change in interest-bearing deposits with banks	1,463,644	3,395,868
Proceeds from maturities and principal reductions of held-to-maturity securities	18,342	17,507
Proceeds from maturities of available-for-sale securities	103,375	126,072
Purchase of Federal Home Loan Bank stock	(8,600)	-
Net change in loans made to customers	(323,656)	(214,656)
Property and equipment expenditures, net	(2,000)	(6,142)
Net cash from investing activities	1,251,105	3,318,649

Cash flows from financing activities:
Net changes in deposits	(4,054,055)	(1,943,397)
Proceeds from Federal Home Loan Bank Advances	5,500,000	-
Paydowns on Federal Home Loan Bank Advances	(3,500,000)	(1,000,000)
Dividends paid on common stock	(22,250)	(22,250)
Net cash from financing activities	(2,076,305)	(2,965,647)
Net changes in cash and cash equivalents	(521,159)	425,246
Cash and cash equivalents at beginning of period	1,438,888	1,247,958
Cash and cash equivalents at end of period	$ 917,729	$ 1,673,204
Interest paid	$ 551,175	$ 467,779
Income taxes paid	$ 10,900	$ 17,227
See accompanying notes.

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 1: Basis of Presentation

            The consolidated financial statements include the accounts of Home Building Bancorp, Inc. (the "Company"), Home Building Savings Bank, FSB (the "Bank"), and the Bank's subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management of the Company, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial statements. These interim financial statements should be read in conjunction with the Company's most recent annual financial statements and footnotes included in the annual report of Home Building Bancorp, Inc. dated September 30, 2000. The results of the period presented are not necessarily representative of the results or operations and cash flows which may be expected for the entire year.

Note 2: Earnings Per Common Share

            Basic earnings of $0.25 per common share for the three month period ended December 31, 2000, were computed by dividing net income by the weighted average number of shares outstanding during the quarter, less unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares. Diluted earnings per share give effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent three-month period were also $0.25 per share. A reconciliation of both numerators and denominators of the per share calculations follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the Three Months Ended December 31,2000
Basic EPS
Income available to common shareholders	$73,360	287,842	$0.25
Effect of dilutive securities:
Incentive stock option plan shares		-
Diluted EPS
Income available to common shareholders+ assumed conversions	$73,360	287,842	$0.25

For the Three Months Ended December 31, 1999
Basic EPS
Income available to common shareholders	$71,884	283,354	$0.25
Effect of dilutive securities:
Incentive stock option plan shares		727
Diluted EPS
Income available to common shareholders+ assumed conversions	$71,884	283,041	$0.25

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 3: Allowance for Loan Losses and Loan Loss Provision

            Activity in the allowance for loan losses was as follows:

	For the three months ended December 31,
	2000	1999

Beginning	$ 89,000	$86,000

Provision	15,000	3,000
Charge-offs	(4,000)	-
Recoveries	1,000	-

Ending	$101,000	$89,000

Note 4: Insurance Receivable

            During December 1999, management discovered an employee fraud involving approximately $350,000 in fictitious loans on savings accounts. Of this amount, $340,000, combined with various professional fees was initially recorded as an insurance receivable, because management believed the loss was covered by the Company's fidelity bond. The difference of $10,000, representing the deductible of the Bank's fidelity bond, was recorded as an other noninterest expense in the quarter ended December 31, 1999. During the claims process, management wrote the receivable down to $298,000 based on the belief that interest on the loans would not be recoverable under the insurance policy. In December 2000, the company was paid approximately $344,000 representing the balance of the loans, plus certain interest. The interest portion was recorded as loan interest income upon receipt.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

General

            The Company (with its subsidiaries, the "Corporation") is an Indiana corporation that was organized in September 1994 to act as the holding company for the Bank upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Conversion was completed on February 7, 1995. The Company has no significant operations outside those of the Bank and the Bank's wholly owned subsidiary, White River Service Corporation.

            The Corporation is headquartered in Washington, Indiana, and it is primarily engaged in attracting deposits from the general public and making loans secured by residential real estate, and to a lesser extent, commercial and multi-family, consumer and commercial business properties. The operations of the Corporation are significantly affected by prevailing economic conditions, primarily interest rates and regulations relating to monetary and fiscal affairs and financial institutions.

            The Corporation's results of operations are heavily dependent on the difference or spread between the average yield on loans, mortgage-backed securities and investment securities, and the average rate paid on deposits and borrowings. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different basis, than its interest-bearing liabilities.

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

Financial Condition

            For the three months ended December 31, 2000, total assets decreased approximately $2.1 million to $45.1 million from $47.2 million at September 30, 2000. Loans receivable increased approximately $309,000 to $37.3 million at December 31, 2000. Total cash and cash equivalents decreased approximately $521,000, while interest bearing deposits with banks decreased $1.5 million.

            Liabilities decreased by approximately $2.1 million. Deposits decreased $4.1 million with the scheduled withdrawal of some public funds. The Bank maintains deposit interest rates which are competitive for its marketplace, and often bids on large public fund deposits. These may cause significant changes in both total customer deposits and short term investments and deposits by the Bank. The Bank's advances from the Federal Home Loan Bank ("FHLB") increased $2.0 million to compensate for the scheduled maturity of these public funds.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

Results of Operations:
Comparison of the three months ended December 31, 2000 and 1999.

            General. The Company recorded a net profit of $73,360 for the quarter compared to $71,884 for the same period in 1999. An increase in net interest income was partially offset by increases in noninterest expense, the loan loss provision and income tax expense compared to the same period a year ago.

            Interest Income. Total interest income increased $22,000, or 2.5%, to $899,000 for the period ended December 31, 2000 compared to $877,000 the same period last year. Interest income earned on the Bank's loan portfolio increased $53,000 to $781,000 for the quarter compared to $728,000 for the same quarter in 1999. Approximately $46,000 of this increase resulted from recovered interest income, as described in Note 4. The remainder of the increase was due to growth in the loan portfolio, particularly installments and commercial loans, compared to a year ago. Interest income from investment and mortgage-backed securities decreased approximately $7,000 during the quarter ended December 31, 2000 compared to the same quarter a year ago as these assets continued to pay down. Income on other bank deposits for the most recent quarter decreased $23,000 to $47,000. The weighted average yield on earning assets was 7.53% for the three months ended December 31, 2000 compared to 7.33% for the three months ended December 31, 1999.

            Interest Expense. Total interest expense decreased $2,000, or 0.3% to $466,000 for the quarter ended December 31, 2000, compared to $468,000 the same quarter a year ago. The increase was due to a lower volume of deposits during most of the period offset by higher rates, compared to a year ago. While total deposits had decreased $4.1 million by the end of the quarter ended December 31, 2000, the Bank's average cost of deposits and borrowed funds rose to 4.69% for the most recent quarter from 4.40% for the same quarter a year ago. Some of the balance decrease resulted from the scheduled withdrawal of short-term public funds deposits, on which a higher than average interest rate was being paid. The Bank does not rely on these funds for regular operations. The Bank is able to compete aggressively for savings funds in its markets when adequate spreads on loans or investments become available. FHLB advances also remain a valuable liability management tool and funding source.

            Net Interest Income. Net interest income before provision for loan losses increased $23,000, or 5.74%, to $432,000 for the quarter ended December 31, 2000, compared to $409,000 for the same quarter in 1999. As of December 31, 2000 interest-earning assets were 109.4% of interest bearing liabilities. The Bank has maintained its core deposits while short-term higher rate public funds has decreased. The Bank has also used to its advantage the lower rates offered by FHLB on its advances. The lower rate advances were used to pay-off higher rate borrowings and to replace matured public funds. Interest income from securities and mortgage-backed security portfolio continues to decrease with repayment, while increased consumer and commercial lending activity has improved interest income.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

            Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Bank's allowance for loan losses. During the three month period ended December 31, 2000, a $15,000 provision was recorded. The Bank adjusts its allowance in accordance with its Classified Assets Policy. The Bank believes it has taken an appropriate approach toward reserve levels, consistent with the Bank's loan portfolio, its current level of reserves, the economy, real estate values, and interest rates. The Bank has had a low level of loan losses during its history and therefore considers the loss experience of similar portfolios in comparable lending markets and institutions. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of December 31, 2000, the Bank's allowance for loan losses was $101,000, approximately 0.27% of loans, compared to $90,000 one year earlier.

            As of December 31, 2000 the Bank's nonperforming assets totaled $106,000, or 0.23% of total assets. At the same date the Bank's ratio of allowance for loan losses to nonperforming assets was 105.0%. At September 30, 2000 the Bank's nonperforming assets totaled $160,000, or .35% of total assets and the Bank's loan loss allowance represented 63.1% of nonperforming assets.

            Noninterest Income. Noninterest income remained stable at $26,000 for the most recent quarter and the same quarter a year ago.

            Noninterest Expense. Total noninterest expense increased $3,000, or 0.84%, to $318,000 for the most recent quarter compared to $315,000 for the same quarter a year ago. During the most recent quarter the Bank incurred high professional fees and salaries and benefits, which was offset by lower FDIC insurance premiums, advertising expense and other expenses.

            Income Tax Expense. Income tax expense was $52,000 during the most recent quarter compared to $45,000 the same quarter a year ago. The amount of expense accrued each quarter for tax expense is based on management's estimate of future tax liability and the expected effective tax rate for the year.

            Liquidity and Capital Requirements. The Bank's main sources of funds are deposits, loan and investment repayments, fees and service charges and FHLB advances. Federal regulations require the Bank to maintain cash and eligible investments as liquidity to assure the Bank's ability to meet demands for withdrawals and repayments of short-term borrowings. As of December 31, 2000 the Bank's liquidity ratio was 17.87%, which is well above regulatory requirement.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

            The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At December 31, 2000 the Bank had outstanding commitments to extend credit totaling $978,000. Management believes loan repayments and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investments and meet loan demand, but they are not relied upon in the regular course of business. At December 31, 2000 certificates of deposit schedule to mature in one year or less totaled $16.2 million. Management believes, based on its experience to date, that a significant portion of these funds will remain with the Bank. The Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position as of December 31, 2000 relative to the regulatory capital requirements.

	Amount (in thousands)	Percent of Assets
Tangible Capital	$ 4,913	11.02%
Tangible Capital Requirement	$ 669	1.50%
Excess	$ 5,582	9.52%

Core Capital	$ 4,913	11.02%
Core Capital Requirement	$ 1,783	4.00%
Excess	$ 3,130	7.02%

Total Capital (Core & Supple.)	$ 5,014	19.22%
Risk-Based Capital Requirement	$ 2,086	8.00%
Excess	$ 2,928	11.22%

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation

Forward-Looking Statements

            When used in this Quarterly Report on Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

            The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Securitiy Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
None

(b) Reports on Form 8-K
Date of Report: November 9, 2000
Items Reported: Press release announcing the date of the Company's annual meeting.

SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BUILDING BANCORP, INC. Registrant

Date: February 14, 2001	/s/ John B. Graham John B. Graham, President and Chief Executive Officer

Date: February 14, 2001	/s/ Debra K. Shields Debra K. Shields, Vice President, Chief Financial Officer and Secretary