Form 10KSB/A
period 2000-09-30
HOME BUILDING BANCORP INC
filed 2001-04-26
CIK 930594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                         ====      ====                    ====       ====                   ====        ====




                  Non-Performing  Assets.  The  following  table  sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. All loans delinquent 90 days and over are placed on non-accrual status. Loans are also placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans. There were no loans deemed in-substance foreclosed at September 30, 2000. The Company had no restructured loans at September 30, 2000 or 1999.


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

                  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. Portions of the allowance are allocated to specific loans based on adverse classification and evaluation of underlying collateral values and to pools of loans based upon average historical loss experience. During 1999 and 2000, the composition of the loan portfolio, levels of charge-offs and levels of non-performing loans remained very consistent. Internally classified loans increased to $357,000 at September 30, 2000 from $186,000 at September 30, 1999, though the majority of those loans, at both points, are 1-4 by family residential real estate loans that are classified when delinquent status, or other information, causes management to assess that such loans deserve closer monitoring. Net charge offs were principally due to small consumer loans in fiscal 1999. During fiscal 2000, a loan to a small sole proprietor represented $24,000 of the $25,000 in net charge offs. With the exception of a large isolated commercial loan loss in 1996, the Company has enjoyed good asset quality measures and the level of the provision for loan losses has not had a significant impact on the Company's operating results.

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

                  Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At September 30, 2000, the Company had a total allowance for loan losses of $ 89,000 representing 55.6% of total non-performing loans and .24% of the Company's net loans receivable. The level of the allowance at September 30, 2000 reflects management's estimate of probable losses incurred as of the balance sheet date based on a methodology consistently applied to the loan portfolio.



                  The following table sets forth an analysis of the activity in the Company's allowance for loan losses.

                                                    Year Ended September 30,
                                                        2000        1999
                                                       ------      ------
                                                      (Dollars in Thousands)
Balance at beginning of period ...................        $86        $92
                                                          ---        ---
Charge-offs:
  One- to four-family ............................          0          4
  Consumer .......................................          2         20
  Commercial......................................         24          0
                                                          ---        ---
    Total charge-offs ............................         26         24
                                                          ---        ---
Recoveries:
  Consumer .......................................          1          3
                                                          ---        ---
    Total recoveries .............................          1          3
                                                          ---        ---
Net charge-offs ..................................         25         21
Additions charged to operations ..................         28         15
                                                          ---        ---
Balance at end of period .........................        $89        $86
                                                          ===        ===

     Ratio of net charge-offs during the period to
       Average loans outstanding during the period        .07 %      .06%
                                                          ===        ===

                  The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                        At September 30,
                                      ---------------------------------------------------
                                                 2000                      1999
                                      --------------------------  -----------------------
                                                     Percent                     Percent
                                                     of Loans                    of Loans
                                                     in Each                     in Each
                                      Amount of      Category     Amount of     Category
                                       Loan Loss     to Total     Loan Loss      to Total
                                      Allowance        Loans      Allowance       Loans
                                      ----------     ---------    ----------    ---------
                                                      (Dollars in Thousands)

One- to four-family .................     $41         78.9%          $28           79.0 %
Multi-family and commercial .........       5          6.3             2            6.4
Consumer ............................      40         14.8            31           14.6
Unallocated .........................       3          0.0            25            0.0
                                          ---        -----           ---          -----
    Total ...........................     $89        100.0%          $86          100.0%
                                          ===        =====           ===          =====



                   The decline in unallocated reserve results from higher levels of internally classified loans at September 30, 2000, compared to 1999.

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