Form 10QSB
period 2001-03-31
HOME BUILDING BANCORP INC
filed 2001-05-10
CIK 930594

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

                                           Class                               Outstanding
                                           Common Stock              296,660 as of April 27, 2001

Transitional Small Business Disclosure Format (check one):
{ } Yes {X} No

HOME BUILDING BANCORP, INC.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Financial Condition

	March 31, 2001	Sept. 30, 2000

ASSETS
Cash and due from banks	$ 1,569,008	$ 1,438,888
Interest-bearing deposits with banks	4,078,750	3,029,003
Securities available for sale	3,907,950	3,739,453
Securities held to maturity, fair market value of $31,825 at March 31, and $62,425 at Sept. 30	30,885	62,945
Loans receivable, net of allowance for loan losses of $113,402 at March 31, and $88,659 at Sept. 30	37,692,833	36,971,356
Federal Home Loan Bank stock	350,000	341,400
Premises and equipment	743,541	730,422
Accrued interest receivable and other assets	447,580	850,683
Total assets	$48,820,547	$47,164,150

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Savings and NOW deposits	$11,765,697	$10,552,977
Other time deposits	24,621,587	26,303,331
Total deposits	36,387,284	36,856,308

Advances from Federal Home Loan Bank	5,500,000	3,500,000
Accrued expenses and other liabilities	460,960	507,075
Total liabilities	42,348,244	40,863,383

Common stock in ESOP subject to put option	198,803	217,238

Other Shareholders' equity:
Common stock, $.01 par value, 1 million shares authorized, 331,660 issued	3,317	3,317
Additional paid-in capital	3,099,063	3,098,381
Treasury stock, 35,000 shares at cost	(605,000)	(605,000)
Retained earnings	4,049,543	3,944,650
Amount reclassified on ESOP shares	(198,803)	(217,238)
Accumulated other comprehensive income	687	(44,472)
Unearned ESOP & recognition and retention shares	(75,307)	(96,109)
Total other shareholders' equity	6,472,303	6,300,767
Total liabilities and shareholders' equity	$48,820,547	$47,164,150

See accompanying notes.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Income

	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000
Interest income:
Loans receivable	$766,838	$692,326	$1,548,096	$1,420,792
Investments	36,882	32,991	69,248	66,321
Mortgage-backed securities	42,247	43,095	79,831	87,112
Deposits with other banks	53,620	41,578	101,102	112,488
Total interest income	899,587	809,990	1,798,277	1,686,713

Interest expense:
Deposits	398,108	357,909	812,508	738,755
Other borrowed funds	70,948	78,927	122,814	165,860
Total interest expense	469,056	436,836	935,322	904,615

Net interest income	430,531	373,154	862,955	782,098
Provision for loan losses	12,000	-	27,000	3,500
Net interest income after provision for loan losses	418,531	373,154	835,955	778,598

Noninterest income:
Gain on sale of assets	46	13	46	31
Customer service fees	25,760	27,683	51,508	53,785
Total other income	25,806	27,696	51,554	53,816

Noninterest expenses:
Salaries and employee benefits	159,457	158,693	329,292	327,525
Occupancy and equipment	37,805	34,628	79,377	73,205
Deposit insurance premium	1,837	1,913	3,662	7,220
Computer expense	15,524	16,225	30,493	32,842
Service fees	14,677	14,344	29,516	29,855
Advertising expense	5,843	12,236	13,526	25,939
Professional fees	44,369	38,709	77,076	55,481
Other expense	34,513	34,307	68,536	73,792
Total other expenses	314,025	311,055	631,478	625,859

Income before income taxes	130,312	89,795	256,031	206,555
Income tax expense	54,280	32,201	106,639	77,077

Net income	$ 76,032	$ 57,594	$ 149,392	$ 129,478

Basic earnings per share of common stock	$ 0.26	$ 0.20	$ 0.52	$ 0.46
Weighted average shares outstanding	288,803	284,476	288,242	283,915

Diluted earnings per share of common stock	$ 0.26	$ 0.20	$ 0.52	$ 0.46
Diluted weighted average shares outstanding	288,803	284,476	288,242	283,915

See accompanying notes.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Comprehensive Income

	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000

Net income	$ 76,032	$ 57,594	$ 149,392	$ 129,478

Other comprehensive income, net of income tax: Unrealized holding gains and (losses)	39,523	(9,661)	45,159	(24,597)

Comprehensive income	$ 115,555	$ 47,933	$ 194,551	$ 84,881

See accompanying notes.

Home Building Bancorp, Inc.
Washington, Indiana
Consolidated Statements of Cash Flows

	Six months ended March 31,
	2001	2000

Cash flows from operating activities:
Net income	$ 149,392	$ 129,478
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	22,842	17,472
Non cash compensation	21,484	27,824
Other gains and losses, net	-	-
Net realized gains on available-for-sale securities	-	-
Change in accrued interest receivable and other assets	70,553	100,892
Change in accrued expenses and other liabilities	(46,115)	(141,458)
Provision for loan losses	27,000	3,500
Net cash provided by operating activities	245,156	137,708

Cash flows from investing activities:
Net change in interest-bearing deposits with banks	(1,049,747)	2,050,915
Purchases of available for sale securities	(1,251,406)	(96,513)
Proceeds from maturities of available for sale securities	161,897	330,790
Proceeds from sales of available for sale securities	1,000,000	-
Proceed from maturities of held to maturity securities	32,060	35,574
Purchase of FHLB stock	(8,600)	-
Net (increase) decrease in loans	(449,755)	528,531
Net purchases of premises and equipment	(35,962)	(7,208)
Net cash used in investing activities	(1,601,513)	2,842,089

Cash flows from financing activities:
Net change in deposits	(469,024)	(1,657,387)
Purchase of 15,000 shares of treasury stock	-	-
Proceeds from Federal Home Loan Bank advances	5,500,000	(1,000,000)
Paydowns on Federal Home Loan Ban advances	(3,500,000)
Dividends paid	(44,499)	(44,499)
Net cash provided by financing activities	1,486,477	(2,701,886)

Net increase in cash and due from banks	130,120	277,911
Cash and due from banks at beginning of period	1,438,888	1,247,958
Cash and due from banks at end of period	$ 1,569,008	$ 1,525,869

Supplemental cash flow information:
Interest paid	$ 940,110	$ 936,093

Income taxes paid	$ 26,028	$ 110,187

See accompanying notes.

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000

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

Note 2: Earnings Per Common Share

Basic earnings of $0.26 per common share for the three month period and $0.52 for the six month period ended March 31, 2001, were computed by dividing net income by the weighted average number of shares outstanding during the quarter, less unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares. Diluted earnings per share give effect to all dilutive potential common shares that were outstanding during the period. Earnings, assuming dilution, for the most recent three-month period were $0.26 per share and $0.52 for the six-month period ended March 31, 2001. A reconciliation of both numerators and denominators of the per share calculations follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the Three Months Ended March 31, 2001
Basic EPS,
Income available to common shareholders	$ 76,032	288,803	$ 0.26
Effect of dilutive securities:
Incentive stock option plan shares		-
Diluted EPS
Income available to common shareholders+
assumed conversions	76,032	288,803	0.26

For the Six Months Ended March 31, 2001
Basic EPS,
Income available to common shareholders	149,392	288,242	0.52
Effect of dilutive securities:
Incentive stock option plan shares		-
Diluted EPS
Income available to common shareholders +
assumed conversions	149,392	288,242	0.52

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000

Note 2: Earnings Per Common Share, continued

For the Three Months Ended March 31, 2000
Basic EPS,
Income available to common shareholders	57,594	284,476	0.20
Effect of dilutive securities:
Incentive stock option plan shares		-
Diluted EPS
Income available to common shareholders +
assumed conversions	57,594	284,476	0.20

For the Six Months Ended March 31, 2000
Basic EPS,
Income available to common shareholders	129,478	287,706	0.45
Effect of dilutive securities:
Incentive stock option plan shares		-
Diluted EPS
Income available to common shareholders +
assumed conversions	129,478	287,706	0.45

Note 3: Allowance for Loan Losses and Loan Loss Provision

The allowance for loan losses increased $24,000 to $113,000 for the six-month period ended March 31, 2001. Activity in the allowance for loan losses was as follows:

	For the six months ended March 31,
	2001	2000
Beginning	$ 89,000	$86,000

Provision	27,000	3,500
Charge-offs	(3,000)	(1,700)
Recoveries	0	100

Ending	$113,000	$88,000

Note 4: Insurance Receivable

During December of 1999, management discovered an employee fraud involving approximately $350,000 in fictitious loans on savings accounts. Of this amount, $340,000, combined with various professional fees was initially recorded as an insurance receivable, because management believes the loss was covered by the Company's fidelity bond. The difference of $10,000, representing the deductible of the Bank's fidelity bond, was recorded as an other noninterest expense in the quarter ended December 31, 1999. During the claims

Home Building Bancorp, Inc.
Notes to Consolidated Financial Statements
March 31, 2001 and 2000

Note 4: Insurance receivable, continued

process, management wrote the receivable down to $298,000 based on the belief that interest on the loans would not be recoverable under the insurance policy. In December 2000, the company paid approximately $344,000 representing the balance of the loans, plus certain interest. The interest portion was recorded as loan interest income upon receipt.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

Home Building Bancorp, Inc. (the "Company") was formed at the direction of Home Building Savings Bank, FSB (the "Bank"), for the purpose of owning all the stock outstanding in the Bank. The Company incorporated under the laws of the State of Indiana and is generally authorized to engage in any activity permitted under Indiana law. On February 7, 1995, the Company acquired all the stock of the Bank in accordance with the approved plan of conversion. At March 31, 2001, the Company had no significant assets other than its equity investment in the bank's stock, cash, investments, and a loan to the Bank's Employee Stock Ownership Plan ("ESOP").

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

Financial Condition

During the six months ended March 31, 2001, total assets decreased approximately $1.6 million to $48.8 million from $47.2 million at September 30, 2000. Cash and due from banks increased $130,000, while interest-bearing deposits increased $1.0 million. Net loans receivable increased $0.7 million, to $37.7 million on March 31, 2001 from $37.0 million on September 30, 2000. The Company had $3.9 million in securities available for sale and only $31,000 in held to maturity at March 31, 2001.

Total liabilities increased by approximately $1.5 million during the six-month period, to $42.3 million at March 31, 2001 from $40.9 million at September 30, 2000. Of the increase, $2.0 million was related to the additional advances from Federal Home Loan Bank, offset by a $0.5 million decline in total deposit accounts.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Results of Operations:
Comparison of the three and six months ended March 31, 2001 and 2000.

General. The Company recorded a net profit of $76,000 for the quarter and $149,000 for the six months ended March 31, 2001, compared to net profits of $58,000 and $129,000 for the same periods in 2000. Results of operations for the second quarter were impacted by higher interest income and higher interest expense. Year to date, these same trends were apparent but net interest income is up $81,000, year to date, and up $57,000 for the quarter. Higher interest income was a result of a recovery from employee fraud discovered in December 2000 and a recovery from a bad loan from 1995. Higher interest expense was a result of an increase in deposits.

Interest Income. Total interest income increased $90,000, or 11.1%, to $900,000 for the three months ended March 31, 2001, compared to the same period last year. Interest income on loans increased $75,000 for the three months ended March 31, 2001 compared to a year ago due to higher loan volumes, and a recovery of $25,000 of interest on an old problem loan. Higher volumes of deposits with other banks increased interest from these sources by $12,000 for the most recent quarter compared to a year ago. The sources of interest income reflect the changes in the asset mix, with a higher proportion of assets in loans and less in securities. For the six-month period interest income increased $111,000, or 6.6%, to $1,798,000 compared to $1,687,000 during the first six months of fiscal year 2000.

Interest Expense. Total interest expense increased $32,000, or 7.4%, to $469,000 for the most recent quarter compared to a year ago. Interest on deposits increased $40,000 due to an increase of $2.5 million in total deposits and interest expense on FHLB advances declined $8,000 due to lower funds borrowed.

The weighted average cost of deposits at March 31, 2001 was 4.55% compared to 4.61% at December 31, 2000. The overall cost of funds, including all FHLB advances, was 4.64% on March 31, 2001 compared to 4.69% on December 31, 2000. These numbers reflect the Bank's ability to keep deposit rates stable despite declining interest rates during the quarter. The Bank is able to compete aggressively for savings funds when adequate spreads on loans or investments are available. FHLB advances have been an effective liability management tool in the past as well.

Net Interest Income. Net interest income, before provision for loan losses, increased $57,000, or 15.4%, to $431,000 for the quarter compared to $373,000 a year ago. For the six month period ended March 31, 2001, average interest-earning assets were 109.4% of average interest bearing liabilities. Net interest income has increased $81,000, 10.3%, year to date. Much of that increase is attributable to the insurance and problem loan recoveries, but loan growth and a lower rate environment is having a notable positive effect in the second quarter. Net loans receivable increased $0.7 million to $37.7 million at March 31, 2001 compared to $37.0 million at September 30, 2000.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net Interest Income, continued

Total deposits decreased during the six-month period by approximately $0.5 million to $36.4 million from $36.9 million. The Bank's advances from the FHLB increased by $2.0 million to fund loan volume and due to scheduled maturity of public funds. Additionally, the Company regularly bids on short-term funds, such as short-term public funds. At any time the Company could decline to bid on such funds, and allow them to be withdrawn if acceptable spreads are not available. The Company's liabilities are generally shorter in term and subject to re-pricing more frequently than assets.

The Company continues to stress consumer and installment lending, shorter-term (15 years and under) fixed rate mortgage loans, and adjustable rate mortgages. Investments involve shorter-term and adjustable securities to respond to changing rates. The Company, as a thrift institution, continues to have exposure to interest rate risk comparable to its peers. Based on the latest available OTS Interest Rate Risk Exposure Report, the net present value of the Bank, as a percent of assets in the +200bp scenario, would be 10.8%.

Nonperforming Assets and Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the Company's allowance for loan losses. During the three-month period ended March 31, 2001 provision of $12,000 was recorded. The Company adjusts its allowance in accordance with its Classified Assets Policy. The Company believes it has taken an appropriate approach toward reserve levels, consistent with the Company's loan portfolio, its current level of reserves, the economy, real estate values and interest rates. The Company has had a modest level of loan losses during its history. As of March 31,2001, the Company's nonperforming assets totaled $141,000, or 0.29% of total assets. At the same date, the Company's ratio of allowance for loan losses to nonperforming assets was 80.1%. Internally classified loans total $208,000 at March 31, 2000 compared to $357,000 at September 30, 2000. During the reserve analysis process, amounts of the allowance are allocated to specific loans based on adverse classification or collateral value and to pools of loans based on historical loss experience. Based on such analysis, the amount of unallocated reserve increased from $3,000 at September 30, 2000 to $30,000 at March 31, 2001. No assurance can be made that future losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. As of March 31, 2001 the Company's allowance for loan losses was $113,000 compared to $89,000 on September 30, 2000. Over the six-month period $3,000 in losses, net of recoveries, were recognized and $27,000 in additions were made to the loan loss reserve.

Noninterest Income. Noninterest income decreased $2,000, or 6.8%, to $26,000 for the most recent quarter compared to the same quarter a year ago. For the six-month period noninterest income decreased $2,000, or 4.2%, to $52,000 for the period.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Noninterest Expense. Total noninterest expense increased $3,000, or 0.9%, to $314,000 for the latest quarter compared to $311,000 for the same quarter a year ago. The increases were due primarily to higher occupancy and equipment and professional fees, which were substantially offset by a decrease in advertising and other expense. For the six months noninterest expense increased $5,000, to $631,000 compared to $626,000 for the same period a year ago.

Income Tax Expense. Income tax expense was $54,000 for the most recent quarter compared to $32,000 for the same quarter a year ago. For the six months ended March 31, 2001, tax expense was $107,000 compared to $77,000 for the period a year ago. Tax expense reflects the level of profitability for the respective periods.

Liquidity and Capital Requirements. Home Building's main sources of funds are deposits, loan and investment repayments, fees and service charges, and Federal Home Loan Bank (FHLB) advances. Federal regulations require the Bank to maintain cash and eligible investments at levels that assure its ability to meet demands for withdrawals and repayments of short-term borrowings. As of March 31, 2001, the Bank had cash and due from banks, deposits, and securities available for sale equal to 22.8% of total deposits and FHLB advances.

The Bank uses its capital resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. The Bank anticipates it will have sufficient funds to meet current loan commitments. At March 31, 2001, the Bank had outstanding commitments to extend credit totaling $787,000. Management believes loan repayments, deposits, and other sources of funds will be adequate to meet the Bank's foreseeable liquidity needs. FHLB advances may be used to take advantage of investment opportunities, or as an alternative source of liquid funds, but are not relied upon in the regular course of business.

Home Building Savings Bank is required to maintain specific amounts of regulatory capital pursuant to federal regulations. The table below presents the capital position at March 31, 2001, relative to the regulatory capital requirements.

Home Building Bancorp, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operation
(concluded)

Liquidity and Capital Requirements, continued

	Amount (in thousands)	Percent of Assets
Tier 1 Core Capital	$ 4,954	10.24%
Core Capital Requirement	$ 1,935	4.00%
Excess	$ 3,019	6.24%

Total Capital	$ 5,067	18.41%
Risk-Based Capital Requirement	$ 2,202	8.00%
Excess	$ 2,865	10.41%

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) Annual meeting held January 15, 2001
(b) Continuing Directors
John B. Graham (elected at meeting)
C. Darrell Deem, DDS (elected at meeting)
Blake L. Chambers
Larry G. Wilson
Gregory L. Haag
James E. Scheid
(c) Results of annual meeting proposal
(1) Election of Directors
Name of Nominee	For	Withheld
John B. Graham (3-year term)	231,951	13,613
C. Darrell Deem (3-year term)	231,951	13,613
(2) Proposal to ratify Crowe Chizek and Company, L.L.P. was passed at annual meeting.
(3) Proposal to ratify 2000 Omnibus Incentive Plan was passed at annual meeting.
(d) Not Applicable

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BUILDING BANCORP, INC.
Registrant

Date: 5/10/01	/s/ John B. Graham
John B. Graham, President

Date: 5/10/01	/s/ Debra K. Shields
Debra K. Shields, Vice President